Form 10-Q
period 1996-05-31
OIL CITY PETROLEUM INC
filed 1996-10-17
CIK 277952

FORM-10Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


Quarter Ended May 31, 1996                      Commission File Number 0-9098


                           OIL CITY PETROLEUM, INC.
            (Exact name of Registrant as specified in its Charter)


              Texas                                   75-1614001
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)



          5579 South Lewis, Tulsa, Oklahoma                     74105
       (Address of principal executive offices)              (Zip Code)


                              (918)  749-0483
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes   X     No


The Registrant had 14,912,492 shares of common stock, no par value outstanding as of the close of the period covered by this report.

                            OIL CITY PETROLEUM, INC.
                                     INDEX

                                                                       Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Statement of Operations - Nine Months Ended
          May 31, 1996 and 1995                                          3

          Balance Sheet - May 31, 1996 and August 31, 1995               4

          Statement of Cash Flows - Nine Months Ended
          May 31, 1996 and 1995                                          6

          Notes to Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                              10

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements



                            OIL CITY PETROLEUM, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                  Three Months Ended      Nine Months Ended
                                        May 31,                 May 31,

                                   1996        1995        1996        1995


Revenues:

  Oil and Gas Sales             $   8,758   $  13,355   $  32,525   $  35,273
  Rental Income                     9,035       8,327      27,673      20,033
  Interest and Other Income           329         371       1,061         991
  Gain (Loss) on Sale of Assets       -0-          50        (175)        525
                                   18,122      22,103      61,084      56,822

Costs and Expenses:

  Oil & Gas Operating Expenses     18,814      11,057      41,005      36,960
  Rental Expenses                   6,578       3,959      22,476      18,439
  Depreciation, Depletion & Amort.  5,274       6,075      16,041      18,225
  Administrative and General       18,309      32,839      77,332      82,078
  Interest Expense- Non-Affiliates  4,312       4,598      13,160      13,964
  Interest Expense- Affiliates     21,345      19,352      62,620      56,030
                                   74,632      77,880     232,634     225,696

Net Income or (Loss)            $ (56,510)  $ (55,777)  $(171,550)  $(168,874)

Net Income or (Loss) Per Share  $    (.01)  $    (.01)  $    (.01)  $    (.01)


Average Number of Shares
  Outstanding                   14,912,492  14,912,492  14,912,492  14,912,492



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)



                                                         May 31,     Aug. 31,
                      ASSETS                              1996         1995


Current Assets:
  Cash                                                $    2,264   $    3,964
  Short-term Investments                                  25,000       25,000
  Accounts Receivable                                     11,714       12,693
  Crude Oil Inventory                                      3,315        3,315
  Other Current Assets                                     2,221        3,957

  Total Current Assets                                    44,514       48,929

Property and Equipment, at Cost:
  Oil and Gas Properties, Successful Efforts Method    1,091,042    1,088,142
  Field Equipment                                          7,945        7,945
  Building, Land and Office Equipment                    256,831      306,393

  Total Property and Equipment, at Cost                1,355,818    1,402,480

  Less Accumulated Depreciation, Depletion,
    and Amortization                                    (708,245)    (736,500)

  Net Property and Equipment                             647,573      665,980

Other Assets                                                --           --


Total Assets                                          $  692,087   $  714,909



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)



                                                         May 31,     Aug. 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY               1996         1995


Current Liabilities:

  Accounts Payable and Accrued Expenses               $   16,188   $   24,171
  Current Portion of Long-Term Debt                       10,963       10,963
  Note and Accrued Interest Payable to Affiliate       1,410,385    1,245,561

    Total Current Liabilities                          1,437,536    1,280,695

Long-Term Debt Less Current Portion                      151,447      159,560

Shareholders' Equity:

  Common Stock, No Par Value - Authorized
    30,000,000 Shares, Issued and Outstanding
    14,912,492 Shares                                  5,692,571    5,692,571
  Additional Paid-in Capital                           1,567,243    1,567,243
  Accumulated Deficit                                 (8,156,710)  (7,985,160)

    Total Shareholders' Equity (Deficit)                (896,896)    (725,346)

Total Liabilities and Shareholders' Equity            $  692,087   $  714,909



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                          Nine Months Ended
                                                                May 31,

                                                           1996        1995

Cash Flows from Operating Activities:
  Net Loss                                              $(171,550)  $(168,874)

  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation, Depletion, and Amortization              16,041      18,225
    Interest Expense - Affiliates                          62,620      56,030
    Net (Gain) Loss on Sale of Assets                         175        (525)
    Change in Assets and Liabilities:
      (Increase) Decrease in Receivables                      979      (6,342)
      (Increase) Decrease in Inventory                       --          --
      (Increase) Decrease in Other Current Assets           1,736       1,489
      Increase (Decrease) in Accounts
        Payable and Accrued Expenses                       (7,983)    (12,619)

    Total Adjustments                                      73,568      56,258

      Net Cash Used in Operating Activities               (97,982)   (112,616)

Cash Flows from Investing Activities:
  Decrease (Increase) in Capital Expenditures              (2,900)     (6,270)
  Proceeds from Sale of Assets                              5,090         525

      Net Cash Provided (Used) by Investing Activities      2,190      (5,745)

Cash Flows from Financing Activities:
  Increase in Borrowings from Affiliate                   102,205     143,503
  Principal Payments on Long-term Debt                     (8,113)     (7,309)

      Net Cash Provided by Financing Activities            94,092     136,194

Net Increase (Decrease)                                    (1,700)     17,833

Cash at Beginning of Year                                   3,964         911

Cash at End of Period                                   $   2,264   $  18,744



                       SEE NOTES TO FINANCIAL STATEMENTS

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended August 31, 1995.


NET LOSS PER SHARE

     Loss per share is computed based on the net loss for the period, divided by the weighted average number of common shares outstanding during each period. Common equivalent shares are not included in the computation because of their anti-dilutive effect.


LONG-TERM DEBT

     Since 1987, cash advances have been made to the Registrant by National Oil & Gas, Inc., an affiliated entity, in order to finance working capital deficits. The terms of the notes representing such cash advances are 6% to 9% interest with all principal and accrued interest due on demand. Outstanding principal and accrued interest of $1,410,385 at May 31, 1996 are classified on the balance sheet as a current liability as these notes are payable on demand. National Oil & Gas, Inc. is an affiliated company controlled by Mr. William G. Moser, Chairman of the Board of the Registrant.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

FINANCIAL CONDITION

     In view of the continuing volatile conditions in the oil and gas industry and the significant sales of oil and gas properties in recent years, the Registrant anticipates that cash flow from operations will not be sufficient to provide for the payment of its indebtedness, necessitating the renewal or refinancing of such indebtedness at maturity. No assurance can be given that the Registrant will be able to renew or refinance such indebtedness or that additional cash infusions will be available.
RESULTS OF OPERATIONS

Three Months Ended May 31, 1996 and 1995

     Oil and gas sales of $8,758 for the period ended May 31, 1996 decreased $4,597 from the same quarter of the prior year. This increase is primarily due to prairie grass fires which damaged plastic flow lines, shutting down production for several weeks.

     Rental income of $9,035 increased $708 from the same quarter of the prior year due to a higher occupancy rate in the current year.

     Oil & Gas operating expenses of $18,814 increased $7,757 from $11,057 experienced in the same quarter of the prior year, due to the grass fires combined with some well workovers to stimulate production.

     Rental expenses of $6,578 increased $2,619 from the same quarter of the prior year, due to higher utility bills combined with new carpeting for a previously vacant office suite.

     Depreciation and depletion expense of $5,274 decreased $801 from $6,075 experienced during the same quarter of the prior year due to lower depletion rates on oil leases, and due to the sale of a depreciating storage building in Louisiana.

     Administrative and general expense of $18,309 decreased $14,530 from that experienced during the same period of the prior year, due to lower fees from accountants, and due to the fact that no legal fees were incurred as they were in the same period of the prior year.

     Interest expense to affiliates increased $1,993 from that experienced in the same period of the prior year because the Registrant's debt to affiliates has increased $110,475 since that time.


Nine Months Ended May 31, 1996 and 1995

     Oil and gas sales of $32,525 for the period ended May 31, 1996 decreased $2,748 from $35,273 experienced during the same period of the prior year. The decrease is primarily due to prairie grass fires which shut down production for several weeks, offset by increased production from well workovers and equipment upgrades made in the previous year.

     Rental income of $27,673 increased $7,640 from the same period of the prior year due to the rental of 1,200 square feet of previously vacant office space.

     Oil & gas operating expenses of $41,005 increased $4,045 from $36,960 experienced during the same period of the prior year, mostly due to the grass fires combined with some well workovers to stimulate production.

     Rental expenses of $22,476 increased $4,037 from $18,439 experienced during the same period of the prior year, due to higher utility bills, combined with new carpeting for a previously vacant office suite.

     Depreciation and depletion expense of $16,041 decreased $2,184 from $18,225 experienced during the same period of the prior year due to lower depletion rates on oil leases, and due to the sale of a depreciating storage building in Louisiana.

     Administrative and general expense of $77,332 decreased $4,746 from $82,078 experienced during the same period of the prior year, due to the fact that no legal fees were incurred this year, partially offset by higher fees from consultants.

     Interest expense to affiliates increased $6,590 from that experienced in the same period of the prior year because the Registrant's debt to affiliates has increased $110,475 since that time.


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits required by Item 601 of Regulation S-X:

            None.

(b)         Reports on Form 8-K during the three months ended
            May 31, 1996:

            None.

                                   SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OIL CITY PETROLEUM, INC.



Date:      July 12, 1996               Herman E. Nichols, Jr.
                                       Herman E. Nichols, Jr.
                                       President