Form 10-K
period 1996-08-31
OIL CITY PETROLEUM INC
filed 1996-12-09
CIK 277952

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)                          Form 10-K
[ x ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                     For the Fiscal Year Ended August 31, 1996
OR
[    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
               For the Transition Period from ________ to ________

                          Commission File Number 0-9098
                             OIL CITY PETROLEUM INC.
              (Exact name of registrant as specified in its charter)

                        Texas                                  75-1614001
            (State or other jurisdiction                   (I.R.S. Employer
          of incorporation or organization)             Identification Number)

           5579 South Lewis, Tulsa, Oklahoma                      74105
       (Address of Principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code - (918) 749-0483

           Securities Registered Pursuant to Section 12(b) of the Act:

                                     NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK, NO PAR VALUE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past ninety (90) days.

              YES __X__                            NO _____

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation 5-S is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]

        State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $63,502 as of November 29, 1996.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 14,912,492 as of November 29, 1996:

                       DOCUMENTS INCORPORATED BY REFERENCE:

                                     NONE

                            OIL CITY PETROLEUM, INC.
                                    INDEX

                                                                           Page
                                    PART I

Item 1.     Business                                                         3

Item 2.     Properties                                                       8

Item 3.     Legal Proceedings                                                9

Item 4.     Submission of Matters to a Vote of Security Holders              9


PART II

Item 5.     Market for Registrant's Common Stock and Related Stock
              Holder Matters                                                10

Item 6.     Selected Financial Data                                         11

Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     11

Item 8.     Financial Statements and Supplementary Data                     13

Item 9.     Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      13


                                   PART III

Item 10.    Directors and Executive Officers of the Registrant              13

Item 11.    Executive Compensation                                          15

Item 12.    Security Ownership of Certain Beneficial Owners and
              Management                                                    15

Item 13.    Certain Relationships and Related Transactions                  17


                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K                                                      18

                                    PART I

Item 1.   BUSINESS

General

          The Registrant was incorporated in the State of Texas on August 4, 1978. On August 31, 1978, the Registrant purchased from Energy Oil and Gas Corporation ("Energy"), a Louisiana corporation which may be deemed to be the Registrant's predecessor, certain producing oil properties and related assets. Subsequent transactions have resulted in the Registrant's acquisition and disposal of additional producing oil and gas properties and related assets. The Registrant operates in two industry segments, the production of oil and gas and rental real estate, in one geographic area, the continental United States. For financial information concerning these industry segments, see "Financial Statements and Supplementary Data."

Oil and Gas Producing Activities

          Reserves - The Registrant's proved oil and gas reserves were estimated as of August 31, 1996 by Gary R. Christopher, Registered Professional Engineer.

          Estimates of oil and gas reserves are, of necessity, projections based on engineering data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the reserves set forth herein will ultimately be realized. No estimates have been filed with or included in reports to any Federal Authority or agency other than the Securities and Exchange Commission ("SEC") since August 31, 1995. The Registrant has no reserves outside the United States.

          Proved Reserves - The following table was prepared in accordance with the rules and regulations of the SEC and is based on the report of Gary
R. Christopher, Registered Professional Engineer.

                      Proved Reserves
                   As of August 31, 1996

            Oil (bbls):
                     Proved developed                   38,582
                     Proved undeveloped                 35,688

                             TOTAL                      74,270

            Natural Gas (mcf):
                     Proved developed                    5,301
                     Proved undeveloped                    -

                             TOTAL                       5,301

          Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Registrant as of August 31, 1996:

                         Developed Acreage           Undeveloped Acreage

                       (1) Gross      (2) Net      (1) Gross      (2) Net

       Oklahoma         1,020.0        797.0         960.0         802.9

           Total        1,020.0        797.0         960.0         802.9

        Productive Wells - The following table summarizes the productive oil and gas wells in which the Registrant had an interest at August 31, 1996:

               Oil Wells              Gas Wells                Total

         (1) Gross   (2) Net     (1) Gross   (2) Net    (1) Gross   (2) Net

   Oklahoma   16.0      12.6           -         -           16.0      12.6

     Total    16.0      12.6           -         -           16.0      12.6

      (1) A "gross acre" or a "gross well" is an acre or well in which a working interest is owned by the Registrant and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Registrant.

      (2) A "net acre" or a "net well" exists when the sum of the Registrant's fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

          Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Registrant for the fiscal years ended, August 31, 1996, 1995 and 1994.

                                                   1996        1995       1994

      Oil
          Production (bbls)                         2,770       2,424      2,060
          Revenue                                 $51,261     $41,738    $27,636
          Average barrels per day                    7.59        6.64       5.64
          Average sales price per barrel           $18.51      $17.22     $13.42

      Natural gas:
          Production (mcf)                            724         642        197
          Revenue                                  $  624      $  472     $  189
          Average mcf per day                        1.98        1.76        .54
          Average sales price per mcf              $  .86      $  .74     $  .96

      Production costs                           $ 60,111    $ 54,341   $ 39,036
      Equivalent (bbls) (1)                         2,891       2,531      2,093
      Production costs per equivalent bbl        $  20.79    $  21.47   $  18.65

      Total oil and gas revenues                 $ 51,885    $ 42,210   $ 27,825

      (1) Gas production is converted to barrel equivalents at the rate of six mcf per barrel representing the estimated relative energy content of natural gas to oil.

Office Building Rental Activities

          The Registrant owns a commercial office building located in Tulsa, Oklahoma in which its offices are located. Surplus office space is leased to other professionals.

Loan Agreements

          Since 1987, cash advances have been made to the Registrant by National Oil & Gas, Inc., an affiliated entity, in order to finance working capital deficits. The terms of the notes representing such cash advances are 6% to 9% interest with all principal and accrued interest due on demand. Outstand-ing principal and accrued interest of $1,465,807 at August 31, 1996 are classi-fied on the balance sheet as a current liability as these notes are payable on demand. National Oil & Gas, Inc. is an affiliated company controlled by Mr. William G. Moser, Chairman of the Board of the Registrant. (See Item 13 - Certain Relationships and Related Transactions.)

         The Registrant's office building in Tulsa, Oklahoma is subject to a mortgage in the principal amount of $159,561 as of August 31, 1996 at 10.5% interest, and will be fully amortized in March, 2005.

          In view of the current economic conditions within the oil and gas industry, and the limited amount of its oil and gas production, the Registrant anticipates that cash flow from operations will not be sufficient to provide for the payment of its indebtedness, necessitating the renewal or refinancing of such indebtedness at maturity. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Patents, Trademarks, Licenses, Etc.

          The Registrant does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Registrant's oil production activities (for a discussion of the sources and availability of the Registrant's oil and gas reserves, see "Properties"). The Registrant's oil production activities are not subject to significant seasonal fluctuations.

Governmental Regulation

          General - The Registrant's oil production activities are, and any drilling operations of the Registrant would be, subject to extensive regulation by numerous federal, state and local governmental authorities, including state conservation agencies, the Department of Energy and the Department of the Interior (including the Bureau of Indian Affairs and Bureau of Land Management). Regulation of the Registrant's production, transportation and sale of oil or gas have a significant effect on the Registrant and its operating results.

          State Regulation - The current production operations of the Registrant are, and any drilling operations of the Registrant would be, subject to regula-tion by state conservation commissions which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, prevent waste and protect correlative rights, and aid in the conservation of natural gas and oil. Typical state regulations require permits to drill and produce oil or gas, protection of fresh water horizons, and confirmation that wells have been properly plugged and abandoned.

          Environmental Matters - Various federal and state authorities have authority to regulate the exploration and development of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of its current oil production and any exploration and development activities undertaken by the Registrant and could result in loss or liability to the Registrant in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.

Uncertainties Related to the Oil and Gas Business in General

          The Registrant's operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including blow-outs, cratering, pollution, fires, and theft of equipment. Each of these incidents could result in damage to or destruction of oil and gas wells or formations of production facilities or injury to persons, or damage to or loss of property. As is common in the oil and gas industry, the Registrant is not fully insured against these risks either because insurance is not available or because the Registrant has elected not to insure due to prohibitive premium costs.

          The Registrant's oil and gas activities have in the past involved exploratory drilling, which carries a significant risk that no commercial oil or gas production will be found. The cost of drilling, completing and operating wells is often uncertain. Further, drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, delivery delays, shortages of pipe and equipment, and the availability of drilling rigs.

          The oil and gas business is further subject to many other contingen-cies which are beyond the control of the Registrant. Wells may have to be shut-in because they have become uneconomical to operate due to changes in the price of oil, depletion of reserves, or deterioration of equipment. Changes in the price of imported oil, the discovery of new oil and gas fields and the develop-ment of alternative energy sources have had and will continue to have a dramatic effect on the Registrant's business.

Competition and Markets

          There are many companies and individuals engaged in the oil and gas business. Some are very large and well established with substantial capabili-ties and long earnings records. The Registrant is at a competitive disadvantage with some other firms and individuals in acquiring and disposing of oil and gas properties since they have greater financial resources and larger technical staffs than the Registrant. In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Registrant and which present substantial competition to the Registrant.

          A number of factors, beyond the Registrant's control and the effect of which cannot be accurately predicted, affect the production and marketing of oil and gas. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transporta-tion facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

          The Registrant currently sells a substantial portion of its oil pro-duction to two purchasers, Koch Oil Company and Sun Oil Company. The Registrant has no written contracts with purchasers. The Registrant does not believe that the loss of either of these purchasers would significantly impair its operations.

Employees

          The Registrant currently coordinates all oil field maintenance and supervision activities using contract labor. The Registrant retains consultants with respect to current and proposed properties and operations. The Registrant from time to time retains independent engineering and geological consultants and the services of lease brokers and geophysicists in connection with its operations.


Item 2.   PROPERTIES

Oil and Gas Reserves

          (See Item 1, - General Business - Oil and Gas Production Activities, Proved Reserves, Acreage, Productive Wells).

Title to Properties

          As is customary in the oil and gas industry, the Registrant conducts only a perfunctory title examination prior to acquisition of properties believed to be suitable for drilling operations. Prior to the commencement of actual drilling operations, a thorough title examination is usually conducted and sig-nificant defects remedied before proceeding with operations. A thorough title examination has been performed by the Registrant or its predecessor in interests with respect to substantially all of the Registrant's producing properties and the Registrant believes that the title to its properties is generally acceptable to third parties. The Registrant's properties are subject to royalty, over-riding royalty and other interests customary in the industry, liens incident to operating agreements, current taxes and other burdens, minor encumbrances, and easement restrictions. The Registrant does not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use. Oil and gas leases generally provide that properties are subject to reversion for nonproduction.

Other Properties

          In the opinion of management of the Registrant, the Registrant owns or has adequate sources of supply of oil field service equipment to maintain its properties.

          The Registrant also owns an office building in Tulsa, Oklahoma consisting of approximately 8,400 square feet of office space. The Registrant deems its properties to be adequate for its operations.

Item 3.   LEGAL PROCEEDINGS

          There are presently no material pending legal proceedings which would result in any uninsured liability, other than routine litigation incidental to the business, to which the Registrant is a party.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                 PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS

          (a) The Registrant's common stock is traded in the over-the-counter market under the symbol OLCP through the "pink sheets" of the National Quotations Bureau. The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

                                        High Bid        Low Bid

                 1995:
                     1st quarter          1/16           1/32
                     2nd quarter          1/16           1/32
                     3rd quarter          1/16           1/32
                     4th quarter          1/16           1/32

                 1996:
                     1st quarter          1/16           1/32
                     2nd quarter          1/16           1/32
                     3rd quarter          1/16           1/32
                     4th quarter          1/16           1/32

          (b) The high and low bid prices for the Registrant's common stock on November 29, 1996 were 1/16 and 1/32, respectively. As of November 29,
1996, there were 423 holders of record of the Registrant's common stock.

          (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividends will be declared or paid in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

          The following table sets forth certain selected financial data for the Registrant for the five fiscal years ended August 31, 1996 (see "Business - Oil and Gas Producing Activities, Production, Price and Cost Data").

                                                  For the years ended August 31,
                                 1996           1995           1994
1993           1992
Net revenues                  $  51,885      $  42,210      $  27,825     $
31,687      $  31,025
Net loss                      ( 222,095)     ( 252,945)     ( 196,968)    (
192,309)     ( 161,320)
Loss per share                (     .01)     (     .02)     (     .01)    (
 .01)     (     .01)
Long-term debt less
    current portion             147,390        159,560        170,523
180,398        189,292
Total assets                    692,597        714,909        749,584
765,655        778,798

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

          The Registrant was unable to satisfy all of its general working capital requirements with cash flow generated from operations during the current fiscal year. As in past years, this deficit in working capital was financed by direct cash advances made by National Oil and Gas Incorporated ("National"), an affiliated company. Aggregate indebtedness on such cash advances, including principal and accrued interest of $1,465,807 at August 31, 1996, is represented by notes providing for rates of interest at 6% to 9% per annum and payable on demand. (See Item 13 - Certain Relationships and Related Transactions.)

          In view of the current economic conditions within the industry in which the Registrant participates, the Registrant anticipates that cash flow from operations for fiscal 1996 will be insufficient to satisfy all of its general working capital requirements, necessitating additional capital infusions either from affiliates or from sales of assets, borrowed funds, equity partici-pations or Farmout Agreements.

          The Registrant will continue a deficit working capital position in the future if sustaining and growth capital are not generated. In recent years, the Registrant has been seeking a buyer or a merger partner in order to infuse substantial operating assets into the Registrant and reverse the trend of operating losses. Until such time as a sale or merger may be consummated, of which there can be no assurance, management's plan is to continue in business with the existing producing assets through financing anticipated to be provided by its Chairman, William G. Moser, and/or National. Any such financing is expected to be in the form of demand loans, which, in effect, provide both long and short-term financing required to continue in business, as no demands for repayment of principal or interest are anticipated until such time as the Registrant achieves profitable operations.

          Because of the resources possessed by William G. Moser and National Oil and Gas, Inc., management's plan has the ability to allow the Registrant to continue in operations through fiscal 1997.

Fiscal Year 1996 Compared with Fiscal Year 1995

          The 1996 net loss of $222,095 was $30,850 less than the 1995 loss of $252,945. Gross income from oil and gas operations was $51,885, a 23% increase over the prior year, due mostly to equipment upgrades and well workovers from the prior year. Additionally, five wells were acidized in fiscal 1996 to further stimulate production. Oil and gas production and operating expenses were $60,111, an 11% increase over prior year due to the aforementioned well stimulation, and due to a bitterly cold and dry winter followed by widespread grass fires. These events required extra effort and expense to keep the wells flowing. Net income from rental operations was up $4,668 over the prior year due to a higher occupancy rate from the improving market for commercial real estate in the Tulsa, Oklahoma area. Depreciation, depletion and amortization expense decreased slightly by $949. Administrative and general expense remained steady, with a slight drop of $772. Interest expense to affiliates increased $8,676 due to the fact that the Registrant's debt to an affiliate has increased $135,736 since August 31, 1995.

Fiscal Year 1995 Compared with Fiscal year 1994

          The 1995 net loss of $252,945 was $55,977 more than the 1994 loss of $196,968. Gross income from oil and gas operations was $42,210, up over 50% over the prior year, mostly due to equipment upgrades and well workovers performed in the current and previous years. Income was adversely affected by a lightning strike which set fire to a tank battery, shutting down over half of the Registrant's wells for two months. After deducting fire repairs, equipment upgrades and well workovers, the 1995 net loss from oil and gas operations was $920 greater than 1994. Depreciation, depletion and amortization expense decreased $3,128, mostly due to an increase in estimated oil and gas reserves. Rental income decreased $7,060 due to the loss of a tenant formerly occupying 1,200 square feet of office space. The tenant was replaced effective April 1, 1995. The loss of rental income was partially offset by a $4,923 decrease in rental expenses, mostly due to fewer repairs being necessary in Fiscal 1995. Administrative and general expenses increased by $17,829 due to higher fees from contracted labor. Interest expense to affiliates increased $9,136 due to the fact that the Registrant's debt to affiliates increased $151,775 since August 31, 1994. In addition to the above, one oil and gas property was sold for a book loss of $30,661.

Fiscal Year 1994 Compared with Fiscal Year 1993

          The 1994 net loss of $196,968 was $4,659 more than the 1993 loss of $192,309. Net income from oil and gas operations improved significantly in the first half of fiscal 1994, but a prairie fire in May shut down half of the Registrant's wells for four months, negating the improvement and leaving 1994 net income from oil and gas operations $1,612 lower than 1993. Depreciation, depletion and amortization expense decreased $6,469 due to an increase in estimated reserves combined with the fact that some leases became nearly fully depleted in fiscal 1993. Rental income increased $7,389 due to the leasing of an additional 950 square feet of previously vacant office space, but was partially offset by an increase of $4,362 in rental expenses due to improvements in the newly occupied suites. Administrative and general expenses increased $2,334 primarily due to increased fees from contracted labor. Interest expense increased $11,179 due to the fact that the Registrant's debt to affiliates has increased $131,403 since August 31, 1993.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is included as a separate section (Item 14) of this report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) The names of the directors and information about them, as furnished by the directors themselves, are set forth below:

                                                               Director
           Name                  Principal Occupation            Since      Age

William G. Moser         President of National Oil & Gas, Inc.    1983       63

Herman E. Nichols, Jr.   Vice President of CN Electronics, Inc.   1985       75

Jay D. Kipfer            Controller and Secretary of National     1990       62
                             Oil & Gas, Inc.

William G. Moser has served as Vice President of the Registrant since September, 1982, and as a Director of the Registrant since January, 1983. Mr. Moser was elected as Chairman and Chief Executive Officer of the Registrant in December of 1990. For the past six years, he has served as President of National Oil & Gas, Inc.

          Herman E. Nichols, Jr. has served as President of the Registrant since August, 1985. From 1983 to the present, he has been involved with numerous firms as a consulting geologist. Prior to this, he served as Senior Geologist for Coastal Oil & Gas Corporation.

          Jay D. Kipfer has served as a Director and as Secretary of the Registrant since September, 1982. For more than the past thirteen years, he has served as Controller and Secretary of National Oil & Gas, Inc.

          Each of the above named members of the present Board of Directors was elected to such office at the Annual Meeting of Stockholders held February 24, 1993. There are no family relationships among any of the Directors and any Officer.

          (b) The following table sets forth the names and ages of all executive officers of the Registrant, their positions and offices with the Registrant, and the period during which each person has served as such.

                                      Positions & Offices
                                      Currently Held with    Served as Executive
             Name         Age            the Registrant         Officer Since


William G. Moser           63         Chairman, Chief                1982
                                        Executive Officer
                                        and Vice President

Herman E. Nichols, Jr.     75         President                      1985

Jay D. Kipfer              62         Secretary/Treasurer            1982

          The Executive Officers of the Registrant are elected annually for terms terminating at such time as their respective successors are elected and qualified.

          There are no family relationships between any Director or Executive Officer and any other Director or Executive officer.

Item 11.  EXECUTIVE COMPENSATION

          Set forth in the following table is information as to the compensation paid by the Registrant during the previous three fiscal years to the Chief Executive Officer, and each other executive officer, if any, where compensation exceeded $100,000 for any of such periods. The Company has no option plans or other forms of compensation.


                            SUMMARY COMPENSATION TABLE

                            Fiscal Year                      Other Annual
      Name and Principal       Ended      Salary    Bonus    Compensation
           Position          August 31      ($)      ($)        ($) (1)

   William G. Moser,           1996          -        -            -
     Chairman and Chief        1995          -        -            -
     Executive Officer         1994          -        -            -


          (1) The Registrant cannot precisely ascertain the specific amount of personal benefits furnished by the Registrant to any specified persons in the above table, or the extent to which such benefits are personal rather than business, but after reasonable inquiry, the Registrant has concluded that the aggregate amounts of such benefits and any other compensation not otherwise disclosed above do not in any event exceed the lesser of $50,000 or 10 percent of the compensation, if any, reported in the above table as to any person specified.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          (a) The following table sets forth, as of November 29, 1996, the name and address of each person known to the Registrant to be the beneficial owner of more than 5 percent of the Registrant's Common Stock and the number of shares owned by each such person together with the percent of outstanding amount of such class which such ownership represents. Unless otherwise indicated, such persons have sole voting and investment power with respect to such shares.

                                            Amount and Nature          Percent
       Name and Address of                    of Beneficial               of
        Beneficial Owner                        Ownership               Class

   Silver Petroleum Corporation (1)              7,526,915              50.47%
   503 Orchard Drive
   Bluffton, Indiana 46714

   Moco Resources, Inc. (1)                      2,219,077              14.88%
   503 Orchard Drive
   Bluffton, Indiana 46714

   William G. Moser (1)                          3,138,000              21.04%
   503 Orchard Drive
   Bluffton, Indiana 46714

          (1) A member of a group (as defined in Rule 13d-5 of the Securi-ties Exchange Act of 1934, as amended) which, according to Amendment No. 5 to its Schedule 13D report, at September 7, 1987, owned beneficially an aggregate of 13,495,192 shares (approximately 90.5%) of outstanding Common Stock (see Item 13 - Certain Relationships and Related Transactions).

          (b) The following table sets forth, as of November 29, 1996, the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of Common Stock of the Registrant by each Director and by all Officers and Directors as a group, together with the percentage of the outstanding shares of such class which such ownership represents. Unless otherwise indicated, such persons have sole voting and investment power with respect to such shares.

                                                 Amount and Nature       Percent
        Name and Address of                        of Beneficial            of
          Beneficial Owner                           Ownership            Class

   William G. Moser (1)                              13,495,192 (2)        90.5%
   Herman E. Nichols, Jr.                                62,600             0.4%
   All Officers and Directors as a Group,
     including Those Named Above
     (5 persons)                                     13,557,792            90.9%


          (1) William G. Moser is an Officer and Director of Moco Resources, Inc. and Silver Petroleum Corporation (see Item 13 - Certain Relationships and Related Transactions).

          (2) Includes 7,526,915 shares owned by Silver Petroleum Corporation, and 2,219,077 shares owned by Moco Resources, Inc., both of which are companies owned or controlled by the Company's Chairman, William G. Moser. (See Item 13 - Certain Relationships and Related Transactions.)

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          William G. Moser, who is a Director and Chief Executive Officer of the Registrant, is a Director and Executive Officer (and a controlling stockholder, directly or indirectly) of Moco Resources, Inc. ("Moco") and Silver Petroleum Corporation ("Silver"). Jay D. Kipfer, who is Secretary/Treasurer of the Registrant, is a Director and Executive Officer of Moco and Silver. Moco and Silver are members of a group which, according to Amendment No. 5 to its
Schedule 13D report, at September 7, 1987, owned beneficially an aggregate of 13,495,192 shares, constituting approximately 90.5% of the outstanding shares of Common Stock (see Item 12 - Security Ownership of Certain Beneficial
Owners and Management).

          As in prior years, the Registrant was unable to satisfy all of its general working capital requirements including debt service with cash flow generated from operations during its 1996 fiscal year. This deficit in working capital was financed by direct cash advances made by National Oil and Gas, Inc. ("National"), of which Mr. Moser and Mr. Kipfer are Directors and Executive Officers and of which Mr. Moser, directly and indirectly, is a controlling stockholder. Advances totaling $131,403, $151,775, and $135,736 were received by the Registrant from National in 1994, 1995, and 1996, respectively. Notes for such advances, representing outstanding principal and accrued interest of $1,465,807 at August 31, 1996, provide for rates of interest at 6% to 9% per annum and are payable on demand. The Registrant believes that these notes provide terms and conditions at least as favorable to the Registrant as terms and conditions obtainable from nonaffiliated parties.

          It is anticipated that additional financing will be provided by Mr. Moser or affiliated entities if the Registrant is not able to generate adequate cash flow from operations, or from sales of assets, mergers, or other transactions, through August 31, 1997. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

          In 1989, the Registrant's office building was contributed to it by C N Operating Company, an affiliate of William G. Moser, subject to an existing mortgage in the principal amount of $189,292 which is still in the name of the contributing entity, but which the Registrant is currently servicing.

PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

          (a) Financial Statements and Schedules. The following financial statements and schedules for Oil City Petroleum, Inc. as of August 31, 1996 and 1995 and for the years ended August 31, 1996, 1995 and 1994 are filed as part of this report.

                                                                           Page

    (1)  Financial statements of Oil City Petroleum, Inc.:

         Reports of Independent Accountants                                 21
         Balance Sheets                                                     23
         Statements of Operations                                           24
         Statements of Shareholders' Equity                                 25
         Statements of Cash Flows                                           26
         Notes to Financial Statements                                      27

    (2)  Financial Statement Schedules:

         Schedule V - Property, Plant and Equipment                         41
         Schedule VI - Accumulated Depreciation, Depletion
           and Amortization of Property, Plant and Equipment                42

         (b) Reports on Form 8-K:

         There were no reports on Form 8-K for the three months ended August 31, 1996.

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE                                               OIL CITY PETROLEUM, INC.


November 29, 1996                               By: /s/ Herman E. Nichols, Jr.
                                                    Herman E. Nichols, Jr.
                                                      President



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Signature                                               Date



/s/ William G. Moser                                         November 29, 1996
William G. Moser,
  Chairman of the Board and
  Chief Executive Officer




/s/ Herman E. Nichols, Jr.                                   November 29, 1996
Herman E. Nichols, Jr.
President and Director




/s/ Jay D. Kipfer                                            November 29, 1996
Jay D. Kipfer
Treasurer and Director

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 8, ITEM 14(a)(1) and (2) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                           YEAR ENDED AUGUST 31, 1996

                            OIL CITY PETROLEUM, INC.

                            William T. Zumwalt, Inc.
                              1429 South Baltimore
                                Tulsa, OK  74119
                                  918-583-1040



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
  and Stockholders
Oil City Petroleum, Inc.


          We have audited the balance sheets of Oil City Petroleum, Inc. (the "Company") as of August 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows, and the financial statement schedules for each of the years in the three-year period ended August 31, 1996, as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oil City Petroleum, Inc. as of August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

          The accompanying financial statements have been prepared assuming that Oil City Petroleum, Inc. will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses from operations, current liabilities exceed current assets by $1,443,629 and it has an accumulated deficit of $8,207,255. Additionally, the Company may not be able to obtain funds needed to develop its proved undeveloped oil and gas properties, which constitute approximately $229,000 of the Company's total standardized measure of discounted future net cash flows of $395,000 at August 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                                    /s/ William T. Zumwalt, Inc.
                                                    Certified Public Accountants

Tulsa, Oklahoma
November 1, 1996

                            OIL CITY PETROLEUM, INC.
                                 BALANCE SHEETS
                            AUGUST 31, 1996 AND 1995
                            ASSETS                                         1996
             1995

Current assets:
    Cash                                                              $
311       $     3,964
    Short term investment (Note 2)
25,000            25,000
    Accounts receivable
15,119            12,693
    Crude oil inventory
4,992             3,315
    Other current assets
3,597             3,957

            Total current assets
49,019            48,929

Property and equipment, at cost (Notes 2 and 4):
    Oil and gas properties, successful efforts
      method
1,094,018         1,088,142
    Field equipment
7,945             7,945
    Building, land and office equipment
254,331           306,393

1,356,294         1,402,480

    Less accumulated depreciation, depletion
      and amortization
712,716           736,500

            Net property and equipment
643,578           665,980

                                                                      $
692,597       $   714,909

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $
14,670       $    24,171
    Current portion of long-term debt
12,171            10,963
    Notes and accrued interest payable to
      affiliate (Note 3)
1,465,807         1,245,561

            Total current liabilities
1,492,648         1,280,695

Long-term debt, less current portion (Note 4)
147,390           159,560

Shareholders' equity:
    Common stock, no par value, authorized
      30,000,000 shares, issued and outstanding
      14,912,492 shares
5,692,571         5,692,571
    Additional paid-in capital
1,567,243         1,567,243
    Accumulated deficit                                               (
8,207,255)      ( 7,985,160)

            Total shareholders' equity (deficit)                      (
947,441)      (   725,346)

                                                                      $
692,597       $   714,909

The accompanying notes are an integral part of these financial statements.

                             OIL CITY PETROLEUM INC.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED AUGUST 31, 1996, 1995 AND 1994


                                                          1996             1995
             1994

Revenues:
    Oil and gas sales                                $    51,885      $
42,210       $    27,825
    Rental income                                         37,408
30,041            37,010
    Loss on sale of assets                           (     2,675)     (
30,661)              -
    Interest and other income                              1,490
1,357               815

                                                          88,108
42,947            65,650


Cost and expenses:
    Oil and gas production and
      operating expenses                                  60,111
54,341            39,036
    Rental expenses                                       26,934
24,235            29,158
    Depreciation, depletion and amortization              20,513
21,462            24,590
    Administrative and general                           100,737
101,509            83,680
    Interest expense - non affiliates                     17,398
18,511            19,456
    Interest expense - affiliates (Note 3)                84,510
75,834            66,698

                                                         310,203
295,892           262,618

Net loss                                             $   222,095      $
252,945       $   196,968

Net loss per share                                   $       .01      $
 .02       $       .01

Average number of shares outstanding                  14,912,492
14,912,492        14,912,492

The accompanying notes are an integral part of these financial statements.

                         OIL CITY PETROLEUM, INC.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
                YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                   Common Stock
                                   No Par Value
                                                              Additional
                              Number of                         Paid-in
Accumulated
                               Shares          Amount           Capital
Deficit            Total

Balance, August 31,
  1993                       14,912,492      $5,692,571       $1,567,243
($7,535,247)        ($275,433)

Net loss, year ended
  August 31, 1994                -               -                -          (
 196,968)        ( 196,968)

Balance, August 31,
  1994                       14,912,492       5,692,571        1,567,243     (
7,732,215)        ( 472,401)

Net loss, year ended
  August 31, 1995                -               -                -          (
 252,945)        ( 252,945)

Balance, August 31,
  1995                       14,912,492       5,692,571        1,567,243     (
7,985,160)        ( 725,346)

Net loss, year ended
  August 31, 1996                -               -                -          (
 222,095)        ( 222,095)

Balance, August 31,
  1996                       14,912,492      $5,692,571       $1,567,243
($8,207,255)        ($947,441)


The accompanying notes are an integral part of these financial statements.

                            OIL CITY PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                                                       Increase
(Decrease) in Cash
                                                                  1996
  1995             1994

Cash flows from operating activities
  Net loss                                                      ($222,095)
($252,945)       ($196,968)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion and amortization                     20,513
   21,462           24,590
      Interest expense - affiliates                                84,510
   75,834           66,698
      Loss on sale of assets                                        2,675
   30,661              -
      Write off of other assets                                       -
    1,994              -
      Change in assets and liabilities:
        (Increase) decrease in accounts
          receivable                                            (   2,426)
(   6,054)       (   3,030)
        (Increase) decrease in inventory                        (   1,677)
(   1,827)           2,832
        (Increase) decrease in other current
          assets                                                      360
       75        (     357)
        Increase (decrease) in accounts payable                 (   9,501)
      536        (   8,310)

      Total adjustments                                            94,454
  122,681           82,423

        Net cash used in operating activities                   ( 127,641)
( 130,264)       ( 114,545)

Cash flows from investing activities:
  Capital expenditures                                          (   5,876)
(   9,208)       (   7,238)
  Proceeds from sale of assets                                      5,090
      625              -

        Net cash used by investing activities                   (     786)
(   8,583)       (   7,238)

Cash flows from financing activities:
  Borrowings from affiliate                                       135,736
  151,775          131,403
  Principal payments on long-term debt                          (  10,962)
(   9,875)       (   8,894)

        Net cash provided by financing activities                 124,774
  141,900          122,509

Net increase (decrease)                                         (   3,653)
    3,053              726

Cash at beginning of year                                           3,964
      911              185

Cash at end of year                                             $     311
$   3,964        $     911

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                                  $  17,387
$  18,511        $  19,456

      Income taxes                                              $     -
$     -          $     -

The accompanying notes are an integral part of these financial statements.

                          OIL CITY PETROLEUM, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       AUGUST 31, 1996, 1995 AND 1994


1 - Nature of Business and Significant Accounting Policies

    (a)     Business

            Oil City Petroleum, Inc. (the "Company") was incorporated in the State of Texas on August 4, 1978. The Company is principally engaged in the production of oil and gas. The Company owns working interests and overriding royalty interests in producing oil and gas properties, all located in the State of Oklahoma, and acts as operator of the oil wells on two leases which consti-tute the bulk of its working interests. The Company also owns a commercial office building in Tulsa, Oklahoma, consisting of 8,400 square feet of office space. The Company deems its oil and gas producing activities to be the most important segment of its business based on current and potential future revenues derived therefrom.

    (b)     Basis of presentation

            The accompanying financial statements of the Company have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

            Substantial operating losses have been incurred in each of the past several years. During the last eight years, the Company had significant cash flow deficiencies that required the Company's Chairman of the Board and affiliated companies to fund the Company's operations.

            Through December, 1987, the Chairman committed to provide funding for any operating cash flow deficiencies and to provide funds for the timely settlement of liabilities. Since December, 1987, cash flow deficiencies continued, and affiliated companies funded company operations. Management's plan is to continue in business with the existing producing assets through financing anticipated to be provided by its Chairman or an affiliated company until such time as a suitable buyer or merger partner can be found. Because of the resources possessed by the Registrant's Chairman and its affiliated companies, management's plan should have the ability to allow the Company to continue in operations for at least one year.

                             OIL CITY PETROLEUM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          AUGUST 31, 1996, 1995 AND 1994
                                       -2-


1 - Nature of Business and Significant Accounting Policies (continued)

    (b)     Basis of presentation (continued)

            The continuation of the Company as a going concern is dependent upon continuing to receive financial support from affiliated companies and/or the Chairman or obtaining additional capital in order to meet its obligations. The Company's financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

    (c)     Cash equivalents and short-term investments

            For purposes of the statement of cash flows, the Company considers all certificates of deposit and other securities or debt instruments with maturities of three months or less, when purchased, to be cash equivalents. Securities with maturities of more than three months, when purchased, are classified as "short-term investments" in the balance sheet.

    (d)     Inventories

            Crude oil inventory is stated at market value.

    (e)     Property and equipment

            The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under the successful efforts method, the Company capitalizes all oil and gas leasehold acquisition costs. For unproved properties, leasehold impairment is recognized based upon an individual property assessment and exploration experience. Upon discovery of commercial reserves, such leasehold costs are transferred to proved properties.

            Geological and geophysical expenses, production costs and overhead are charged against income as incurred. Exploratory drilling costs are capitalized when incurred. If exploratory wells are determined to be unsuccessful (dry holes), applicable costs are expensed. Costs incurred to drill and equip developmental wells, including unsuccessful development wells, are capitalized.

                           OIL CITY PETROLEUM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 1996, 1995 AND 1994
                                     -3-


1 - Nature of Business and Significant Accounting Policies (continued)

    (e)     Property and equipment (continued)

            Expenditures related to extensive well workover projects are capitalized upon determining that the workover resulted in significantly increased proved reserves. All other workover costs are expensed as incurred. These costs include those for deepening existing producing wells within the same producing formation when such operations are conducted for the purpose of restoring efficient operating conditions as well as other repairs, reconditioning or reworking costs of wells already drilled and operating.

            Depreciation, depletion and amortization of the cost of proved producing oil and gas properties, including wells and related equipment and facilities, are determined by the units-of-production method based on quantities produced as a percent of estimated proved recoverable reserves. Depreciation of the office building, office and field equipment is provided for by the straight-line method over estimated useful lives of 31-1/2 years for the office building, 5 years for office equipment and 10 years for field equipment.

            When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation and depletion are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and sales price or salvage value is charged or credited to accumulated depreciation and depletion.

    (f)     Income taxes

            Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income
Taxes". The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method under Accounting
Principles Board ("APB") Opinion No. 11 to an asset and liability method.
SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

                           OIL CITY PETROLEUM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 1996, 1995 AND 1994
                                     -4-


1 - Nature of Business and Significant Accounting Policies (continued)

    (f)     Income taxes (continued)

            General business credits are accounted for in the years the credits arise by the flow-through method.

    (g)     Use of estimates in the preparation of financial statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (h)     Fair value

            The carrying amounts of accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to the Company for long-term loans with similar terms and average maturities, the aggregate fair value at August 31, 1996 of the Company's long-term debt approximates the aggregate carrying amount.

    (I)     Loss per common share

            Loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding.

2 - Short-Term Investment

            At August 31, 1996 and 1995, the short-term investment represents a one-year renewable certificate of deposit stated at cost which approximates its market value. The certificate of deposit is maintained as collateral in support of a $25,000 letter of credit issued by the Company's bank in favor of the Oklahoma Corporation Commission to meet certain licensing requirements.

                            OIL CITY PETROLEUM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         AUGUST 31, 1996, 1995 AND 1994
                                      -5-


3 - Related Party Transactions

            The balance in "notes and accrued interest payable to affiliate" consists of the following unsecured notes and accrued interest payable to National Oil and Gas, Inc., an entity controlled by the Company's chairman and major stockholder:

                                                        August 31,
                                                 1996                1995

    Notes payable                             $1,101,936         $   966,200
    Accrued interest payable                     363,871             279,361

                                              $1,465,807          $1,245,561

            The notes bear interest at rates from 6% to 9%. Interest expense incurred on these notes amounted to $84,510, $75,834 and $66,698 for the years ended August 31, 1996, 1995 and 1994, respectively.

            Although the notes and related accrued interest have no scheduled maturity date and are not likely to be repaid within the foreseeable future, by their terms, the notes are due upon demand, and, along with related accrued interest, are classified as current liabilities in these financial statements.

            In October, 1993, the Company received nominal overriding royalty interests in sixteen producing oil and gas properties from Silver Petroleum Corporation ("Silver"), an entity controlled by the Company's chairman and major stockholder. The overriding interests were received in exchange for the use of the Company's production bond in Osage County, Oklahoma by Silver and an unrelated joint venture partner in drilling developmental oil and gas wells in that area. Oil and gas sales, net of production taxes, on these properties amounted to $3,146, $3,178 and $2,418 for the years ended August 31, 1996, 1995 and 1994, respectively.

4 - Long-Term Debt

            Long-term debt at August 31, 1996 and 1995 consisted of an installment mortgage obligation collateralized by the Company's commercial office building contributed to the Company in fiscal 1990. The mortgage debt bears interest at 10.5% and is payable in monthly installments of $2,362 through maturity in March, 2005.

                            OIL CITY PETROLEUM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         AUGUST 31, 1996, 1995 AND 1994
                                      -6-


4 - Long-Term Debt (continued)

            Estimated installments due on long-term debt during each of the five fiscal years subsequent to August 31, 1996 are as follows:

                        1997                    $12,171
                        1998                     13,512
                        1999                     15,001
                        2000                     16,654
                        2001                     18,490

5 - Income Taxes

            No provision (benefit) for income taxes was provided for the years ended August 31, 1996, 1995 and 1994 due to the Company's pretax operating losses sustained for both income tax and financial reporting purposes.

            At August 31, 1996, the Company had an operating loss carryforward of approximately $6,638,000 for income tax purposes, expiring as follows: 1997, $1,750,000; 1998, $505,000; 1999, $444,000; 2000, $625,000; 2001, $1002,000;
2002, $487,000; 2003, $278,000; 2004, $216,000; 2005, $138,000; 2006,
$216,000; 2007, $144,000; 2008, $193,000; 2009, $183,000; 2010, $242,000;
and 2001, $215,000. The tax benefit of these losses has been offset by a valuation allowance due to the uncertainty of their realization.

6 - Major Customers

            The Company had oil and gas sales of 10% or more of total oil and gas sales to two major customers in 1996, 1995 and 1994. Such sales accounted for 55% and 44% of oil and gas sales in 1996, 51% and 48% of oil and gas sales in 1995, and 44% and 55% of oil and gas sales in 1994.

7 - Business Segment Information

            The Company operates in two business segments, oil and gas development and production ("oil and gas") and rental of commercial real estate ("real estate"). The Company's operations are conducted entirely within the continental United States.

                          OIL CITY PETROLEUM, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       AUGUST 31, 1996, 1995 AND 1994
                                    -7-


7 - Business Segment Information (continued)

            Summarized financial information by industry segment for the years ended August 31, 1996, 1995 and 1994 follows:

                                                       1996              1995
            1994

Net operating revenues from
  sales to unaffiliated customers:
    Oil and gas                                      $  49,210         $
11,549          $  27,825
    Real estate                                         37,408
30,041             37,010
    Corporate                                            1,490
1,357                815
      Net operating revenues                         $  88,108         $
42,947          $  65,650

Operating loss:
    Oil and gas                                      ($ 95,220)
($128,673)         ($ 86,345)
    Real estate                                      (  11,346)        (
16,058)         (  11,255)

      Operating loss of segments                     ( 106,566)        (
144,731)         (  97,600)

Corporate revenue (expenses) (net)                   (  13,621)        (
13,869)         (  13,214)
Interest expense                                     ( 101,908)        (
94,345)         (  86,154)

      Net loss                                       ($222,095)
($252,945)         ($196,968)

Identifiable assets:
    Oil and gas                                      $ 461,342         $
472,889          $ 515,115
    Real estate                                        205,944
213,056            206,564
    Corporate                                           25,311
28,964             27,905

                                                     $ 692,597         $
714,909          $ 749,584

Depreciation, depletion and
  amortization:
    Oil and gas                                      $  13,804         $
14,824          $  16,558
    Real estate                                          6,709
6,638              6,555
    Corporate                                              -                 -
              1,477

                                                     $  20,513         $
21,462          $  24,590

                          OIL CITY PETROLEUM, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       AUGUST 31, 1996, 1995 AND 1994
                                    -8-

7 - Business Segment Information (continued)

                                                       1996              1995
            1994

Capital expenditures:
    Oil and gas                                     $    5,876        $
3,208         $    7,238
    Real estate                                            -
6,000                -
    Corporate                                              -                 -
                -

                                                    $    5,876        $
9,208         $    7,238

            Corporate revenues consist principally of interest income.

            Operating profit is net revenues less applicable operating expenses. Corporate administrative and general expenses are allocated to each of the industry segments and to general corporate expenses based on management's estimates of time devoted to each segment and general corporate matters.

            Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist primarily of cash, short-term investments and corporate office equipment.

8 - Supplemental Information on Oil and Gas Exploration and Production
    Activities (Unaudited)

            The following supplemental historical and reserve information is presented in accordance with Financial Accounting Standards Board ("FASB") Statement No. 69, "Disclosures about Oil and Gas Producing Activities".

            Capitalized Costs

            The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion and amortization at August 31, 1996 and 1995, were as follows:

                         OIL CITY PETROLEUM, INC.
                      NOTES TO FINANCIAL STATEMENTS
                      AUGUST 31, 1996, 1995 AND 1994
                                   -9-


8 - Supplemental Information on Oil and Gas Exploration and Production
    Activities (Unaudited) (continued)

            Capitalized Costs (continued)

                                                   1996              1995
                                                       (In Thousands)

      Capitalized costs:
          Proved properties                      $ 1,102           $ 1,096
          Unproved properties                        -                 -

               Total capitalized costs             1,102             1,096

          Less accumulated depreciation
               depletion and amortization            651               638

                                                 $   451           $   458

            Costs incurred

            Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration and development activities for the years ended August 31, 1996, 1995 and 1994 were as follows:

                                             1996         1995         1994
                                                     (In Thousands)

    Property acquisition costs:
        Proved properties                     $ -          $ -          $ -
        Unproved properties                     -            -            -
    Exploration                                 -            -            -
    Development                                 6            3            7

                                              $ 6          $ 3          $ 7

            Results of operations

            The results of operations from oil and gas producing activities for the years ended August 31, 1996, 1995 and 1994 were as follows:

                           OIL CITY PETROLEUM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 1996, 1995 AND 1994
                                     -10-


8 - Supplemental Information on Oil and Gas Exploration and Production
    Activities (Unaudited) (continued)

            Results of operations (continued)

                                                         1996             1995
            1994

    Oil and gas sales                                    $51,885
$42,210           $27,825
    Production costs                                   (  60,111)       (
54,341)        (  39,036)
    Depreciation, depletion
        and amortization                               (  13,531)       (
13,889)        (  15,623)

    Results of operations from producing
        activities (excluding corporate
        overhead and interest costs)                   ( $21,757)       (
$26,020)        ( $26,834)

            Estimated quantities of proved oil and gas reserves

            The following estimates of changes in the Company's net proved developed and undeveloped oil and natural gas reserves during the years ended August 31, 1996, 1995 and 1994 were made by an independent reservoir engineer. Reserve estimates are based on a complex and highly interpretative process which is subject to continuous revisions as additional production and development drilling information becomes available. The quantities reported below are only those amounts which the Company can reasonably expect to recover from known reservoirs under existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported are located in the United States, in the State of Oklahoma in 1996 and in the States of Oklahoma and Louisiana in 1995 and 1994. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

                          OIL CITY PETROLEUM, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       AUGUST 31, 1996, 1995 AND 1994
                                    -11-


8 - Supplemental Information on Oil and Gas Exploration and Production
    Activities (Unaudited) (continued)

            Estimated quantities of proved oil and gas reserves (continued)

                                         Natural Gas                     Oil
and Condensate
                                           (MCF)
(Bbls)
                                 1996       1995        1994        1996
1995         1994

Proved developed and
  undeveloped reserves
    Beginning of year            4,432     34,714      34,567      66,158
54,393       51,281
    Extensions, discoveries
      and other additions          -          -           930         -
  -          2,366
    Revisions of previous
      estimates                  1,593      4,340     (   586)     10,882
14,189        2,806
    Production                 (   724)   (   642)    (   197)    ( 2,770)    (
2,424)     ( 2,060)
    Sales of
      minerals-in-place            -      (33,980)        -           -
  -            -



    End of year                  5,301      4,432       34,714     74,270
66,158       54,393

Proved developed reserves
    Beginning of year            4,432     20,698       20,551     30,470
18,705       15,593
    End of year                  5,301      4,432       20,698     38,582
30,470       18,705

            Based on the information available as of the date of issuance of these financial statements, there has been no major discovery or other event that is believed to have caused a significant change in the estimated proved reserves of the Company. There have been no reports filed with any federal agency of authority since the beginning of the last fiscal year giving estimates of total proved oil and gas reserves other than reports filed with the Securities and Exchange Commission.

            Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves

            Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming
continuation   of   existing   economic conditions.    Estimated  future  income

                           OIL CITY PETROLEUM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 1996, 1995 AND 1994
                                     -12-


8 - Supplemental Information on Oil and Gas Exploration and Production
    Activities (Unaudited) (continued)

            Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves (continued)

tax expense, if any, is calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved. The resulting future net cash flows are then discounted using a rate of 10% per annum.

            The arbitrary valuation prescribed under FASB Statement No. 69 requires assumptions as to the timing of future production from proved reserves and the timing and amount of future development and production costs. The changes in present values between years not only reflect changes in estimated proved reserve quantities, but also reflect changes in assumptions used in determining future production volumes and expenditures.

            It should be recognized that applying current costs and prices and a 10% standard discount rate allows for comparability but does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

            The Company does not use discounted estimated future net cash flows from proved reserves for its planning or investment decisions. The following information does not represent management's estimate of the Company's expected future cash flows or value of proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Although calculated in accordance with FASB Statement No. 69, the Company cautions statement users to not place unwarranted reliance on the information.

                          OIL CITY PETROLEUM, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       AUGUST 31, 1996, 1995 AND 1994
                                    -13-


8 - Supplemental Information on Oil and Gas Exploration and Production
    Activities (Unaudited) (continued)

            Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves (continued)

            The standardized measures of discounted future net cash flows as of August 31, 1996, 1995 and 1994 were as follows:

                                              1996          1995          1994
                                                       (In Thousands)

Future cash inflows                          $1,527        $1,082         $946
Future production costs                   (     705)    (     509)      (  372)
Future development costs                  (     130)    (     100)      (  104)

Future net cash flows *                         692           473          470

10% annual discount for estimated
         timing of cash flows                   297           202          190

Standardized measure of discounted
         future net cash flows              $   395       $   271       $  280

            * Future net cash flows do not include estimated future net salvage value of lease and well equipment of $120,000 at August 31, 1996, 1995, and 1994. The estimated net future salvage value of lease and well equipment pertains primarily to tank batteries, flow lines, pumping units and motors and other surface equipment.

            Following is an analysis of changes in the estimated standardized measure of discounted future net cash flows during the years ended August 31, 1996, 1995 and 1994:

                         OIL CITY PETROLEUM, INC.
                      NOTES TO FINANCIAL STATEMENTS
                      AUGUST 31, 1996, 1995 AND 1994
                                   -14-


8 - Supplemental Information on Oil and Gas Exploration and Production
    Activities (Unaudited) (continued)

            Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves (continued)

                                                      1996      1995      1994
                                                           (In Thousands)

Standardized measure, beginning of year               $271      $280      $266
Sales and transfers of oil and gas
  produced, net of production costs                      8        12        11
Net changes in prices and production costs         (    25)   (  158)   (   45)
Extensions, discoveries and other additions             -         -         21
Sales of minerals-in-place                              -     (   23)       -
Revisions of previous quantity estimates               118       170        31
Accretion of discount                                   27        27        26
Other, primarily changes in the timing
  of production and development                    (     4)   (   37)   (   30)

Standardized measure, end of year                  $   395    $  271    $  280


                           OIL CITY PETROLEUM, INC.
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED AUGUST 31, 1996, 1995 AND 1994



Other
                                 Balance at
Changes-      Balance
                                Beginning of     Additions
Add       At End of
Classification                    of Period       at Cost    Retirements
(Deduct)       Period

Year ended
August 31, 1996:
  Producing oil and
    gas properties                $1,088,142       $5,876     $   -           $
-        $1,094,018
  Field equipment                      7,945          -           -
-             7,945
  Building, land and
    office equipment                 306,393          -        52,062 <F3>
-           254,331

                                  $1,402,480       $5,876     $52,062         $
-        $1,356,294

Year ended
August 31, 1995:
  Producing oil and
    gas properties                $1,121,292       $3,208     $36,358 <F1>    $
-        $1,088,142
  Field equipment                     58,954          -        51,009 <F2>
-             7,945
  Building, land and
    office equipment                 300,393        6,000         -
-           306,393

                                  $1,480,639       $9,208     $87,367         $
-        $1,402,480

Year ended
August 31, 1994:
  Producing oil and
    gas properties                $1,114,054       $7,238     $   -           $
-        $1,121,292
  Field equipment                     58,954          -           -
-            58,954
  Building, land and
    office equipment                 300,393          -           -
-           300,393

                                  $1,473,401       $7,238     $   -           $
-        $1,480,639


Depreciation, depletion and amortization of producing oil and gas properties is provided for on the unit-of-production basis. Depreciation of other property and equipment is provided for using the straight-line method over the estimated useful lives, which are 10 years for field equipment, 31-1/2 years for buildings and 5 years for office equipment.

<F1>
Represents the sale of the Swann gas lease in July, 1995.
<F2>
Represents write-off of fully depreciated field equipment no longer owned.
<F3>
Represents sale of warehouse and yard facilities in Oil City, Louisiana in December, 1995.

                        OIL CITY PETROLEUM, INC.
         SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
             AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              YEARS ENDED AUGUST 31, 1996, 1995 AND 1994


                                                Additions
Other
                                 Balance at    Charged to
Changes-       Balance
                                Beginning of    Costs and
Add        At End of
                                  of Period      Expenses   Retirements
(Deduct)        Period

Year ended
August 31, 1996:
  Producing oil and
    gas properties                $629,849        $13,531       $   -         $
-          $643,380
  Field equipment                    7,945            -             -
-             7,945
  Building, land and
    office equipment                98,706          6,982        44,297
-            61,391

                                  $736,500        $20,513       $44,297       $
-          $712,716

Year ended
August 31, 1995:
  Producing oil and
    gas properties                $621,032        $13,889       $ 5,072       $
-          $629,849
  Field equipment                   58,954            -          51,009
-             7,945
  Building, land and
    office equipment                91,133          7,573           -
-            98,706

                                  $771,119        $21,462       $56,081       $
-          $736,500

Year ended
August 31, 1994:
  Producing oil and
    gas properties                $605,409        $15,623       $   -         $
-          $621,032
  Field equipment                   58,954            -             -
-            58,954
  Building, land and
    office equipment                82,166          8,967           -
-            91,133

                                  $746,529        $24,590       $   -         $
-          $771,119
