Form 10-Q
period 1996-11-30
OIL CITY PETROLEUM INC
filed 1997-01-21
CIK 277952

FORM-10Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


Quarter Ended November 30, 1996                 Commission File Number 0-9098


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

                            OIL CITY PETROLEUM, INC.
                                     INDEX

                                                                       Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Statement of Operations - Three Months Ended
          November 30, 1996 and 1995                                     3

          Balance Sheet - November 30, 1996 and August 31, 1996          4

          Statement of Cash Flows - Three Months Ended
          November 30, 1996 and 1995                                     6

          Notes to Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               8

SIGNATURES                                                               9

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements



                            OIL CITY PETROLEUM, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                           November 30,
                                                        1996         1995


Revenues:

  Oil and Gas Sales                                 $   16,217   $   11,681
  Rental Income                                          9,929        9,145
  Interest and Other Income                                324          363
  Gain (Loss) on Sale of Assets                           --           --
                                                        26,470       21,189

Costs and Expenses:

  Oil & Gas Operating Expenses                          13,160       11,392
  Rental Expenses                                        4,237        4,429
  Depreciation, Depletion & Amortization                 4,974        5,493
  Administrative and General                            32,125       34,232
  Interest Expense - Non-affiliates                      4,163        4,453
  Interest Expense - Affiliates                         22,340       20,368
                                                        80,999       80,367

Net Income or (Loss)                                $  (54,529)  $  (59,178)

Net Income or (Loss) Per Share                      $     (.01)  $     (.01)


Average Number of Shares
  Outstanding                                        14,912,492   14,912,492



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)



                                                      Nov. 30,     Aug. 31,
                      ASSETS                            1996         1996

Current Assets:
  Cash                                              $    5,442   $      311
  Short-term Investments                                25,000       25,000
  Accounts Receivable                                   14,665       15,119
  Crude Oil Inventory                                    4,992        4,992
  Other Current Assets                                   4,974        3,597

  Total Current Assets                                  55,073       49,019

Property and Equipment, at Cost:
  Oil and Gas Properties, Successful Efforts Method  1,094,018    1,094,018
  Field Equipment                                        7,945        7,945
  Building, Land and Office Equipment                  261,101      254,331

  Total Property and Equipment, at Cost              1,363,064    1,356,294

  Less Accumulated Depreciation, Depletion,
    and Amortization                                  (717,690)    (712,716)

  Net Property and Equipment                           645,374      643,578

Other Assets                                              --           --

Total Assets                                        $  700,447   $  692,597



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)



                                                      Nov. 30,     Aug. 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY             1996         1996

Current Liabilities:

  Accounts Payable and Accrued Expenses             $   20,795   $   14,670
  Current Portion of Long-Term Debt                     12,171       12,171
  Note and Accrued Interest Payable to Affiliate     1,524,986    1,465,807

    Total Current Liabilities                        1,557,952    1,492,648

Long-Term Debt Less Current Portion                    144,465      147,390

Shareholders' Equity:

  Common Stock, No Par Value - Authorized
    30,000,000 Shares, Issued and Outstanding
    14,912,492 Shares                                5,692,571    5,692,571
  Additional Paid-in Capital                         1,567,243    1,567,243
  Accumulated Deficit                               (8,261,784)  (8,207,255)

    Total Shareholders' Equity (Deficit)            (1,001,970)    (947,441)

Total Liabilities and Shareholders' Equity          $  700,447   $  692,597



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                        Three Months Ended
                                                             Nov. 30,
                                                         1996        1995
Cash Flows from Operating Activities:
  Net Loss                                            $ (54,529)  $ (59,178)

  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation, Depletion, and Amortization             4,974       5,493
    Interest Expense - Affiliates                        22,340      20,368
    Net (Gain) Loss on Sale of Assets                      --          --
    Change in Assets and Liabilities:
      (Increase) Decrease in Receivables                    454         956
      (Increase) Decrease in Inventory                     --          --
      (Increase) Decrease in Other Current Assets        (1,377)     (1,415)
      Increase (Decrease) in Accounts
        Payable and Accrued Expenses                      6,125      (1,845)

  Total Adjustments                                      32,516      23,557

    Net Cash Used in Operating Activities               (22,013)    (35,621)

Cash Flows from Investing Activities:
  Decrease (Increase) in Capital Expenditures            (6,770)       --
Proceeds from Sale of Assets                               --          --

    Net Cash Provided (Used) by Investing Activities     (6,770)       --

Cash Flows from Financing Activities:
  Increase in Borrowings from Affiliate                  36,839      37,734
  Principal Payments on Long-term Debt                   (2,925)     (2,634)

    Net Cash Provided by Financing Activities            33,914      35,100

Net Increase (Decrease)                                   5,131        (521)

Cash at Beginning of Year                                   311       3,964

Cash at End of Period                                 $   5,442   $   3,443



                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended August 31, 1996.


NET LOSS PER SHARE

     Loss per share is computed based on the net loss for the period, divided by the weighted average number of common shares outstanding during each period. Common equivalent shares are not included in the computation because of their anti-dilutive effect.


LONG-TERM DEBT

     Since 1987, cash advances have been made to the Registrant by National Oil & Gas, Inc., an affiliated entity, in order to finance working capital deficits. The terms of the notes representing such cash advances are 6% to 9% interest with all principal and accrued interest due on demand. Outstanding principal and accrued interest of $1,524,986 at November 30, 1996 are classified on the balance sheet as a current liability as these notes are payable on demand. National Oil & Gas, Inc. is an affiliated company controlled by Mr. William G. Moser, Chairman of the Board of the Registrant.


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


RESULTS OF OPERATIONS

Three Months Ended November 30, 1996 and 1995

     Oil and gas sales of $16,217 for the period ended November 30, 1996 increased $4,536 from the same quarter of the prior year. This increase is primarily due to increased production from well workovers performed during the prior year.

     Rental income of $9,929 increased $784 from the same quarter of the prior year due to a higher occupancy rate in the current year.

     Oil & Gas operating expenses of $13,160 increased $1,768 from $11,392 experienced in the same quarter of the prior year, due to downhole pump repairs performed in an attempt to increase production.

     Rental expenses of $4,237 decreased $192 from the same quarter of the prior year, due to less interest expense on the building mortgage.

     Depreciation and depletion expense of $4,974 decreased $519 from $5,493 experienced during the same quarter of the prior year due to lower depletion rates on oil leases, and due to the sale of a depreciating storage building in Louisiana.

     Administrative and general expense of $32,125 decreased $2,107 from that experienced during the same period of the prior year, primarily due to lower fees for accounting services.

     Interest expense to affiliates increased $1,972 from that experienced in the same period of the prior year because the Registrant's debt to affiliates has increased $134,840 since that time.


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits required by Item 601 of Regulation S-X:

            None.

(b)         Reports on Form 8-K during the three months ended
            November 30, 1996:

            None.

                                  SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OIL CITY PETROLEUM, INC.


Date:      January 14, 1997            Herman E. Nichols, Jr.
                                       Herman E. Nichols, Jr.
                                       President