Form 10-Q
period 1997-02-28
OIL CITY PETROLEUM INC
filed 1997-04-07
CIK 277952

FORM-10Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


Quarter Ended February 28, 1997                 Commission File Number 0-9098


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

                            OIL CITY PETROLEUM, INC.
                                     INDEX

                                                                       Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Statement of Operations - Six Months Ended
          February 28, 1997 and 1996                                     3

          Balance Sheet - February 28, 1997 and August 31, 1996          4

          Statement of Cash Flows - Six Months Ended
          February 28, 1997 and 1996                                     6

          Notes to Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                              10

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements



                            OIL CITY PETROLEUM, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                   Three Months Ended     Six Months Ended
                                        Feb. 28,              Feb. 28,
                                    1997       1996       1997       1996

Revenues:

  Oil and Gas Sales              $  13,472  $  12,085  $  29,690  $  23,766
  Rental Income                     10,935      9,493     20,863     18,638
  Interest and Other Income            323        369        647        732
  Gain (Loss) on Sale of Assets        100       (175)       100       (175)
                                    24,830     21,772     51,300     42,961

Costs and Expenses:

  Oil & Gas Operating Expenses      11,322     10,799     24,481     22,191
  Rental Expenses                   10,406     11,469     14,644     15,897
  Depreciation, Depletion & Amort.   4,974      5,274      9,948     10,767
  Administrative and General        22,006     24,791     54,131     59,023
  Interest Expense- Non-Affiliates   4,087      4,395      8,250      8,848
  Interest Expense- Affiliates      22,972     20,907     45,313     41,275
                                    75,767     77,635    156,767    158,001

Net Income or (Loss)             $ (50,937) $ (55,863) $(105,467) $(115,040)

Net Income or (Loss) Per Share   $    (.01) $    (.01) $    (.01) $    (.01)


Average Number of Shares
  Outstanding                    14,912,492 14,912,492 14,912,492 14,912,492



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)



                                                      Feb. 28,     Aug. 31,
                      ASSETS                            1997         1996

Current Assets:
  Cash                                              $    9,261   $      311
  Short-term Investments                                25,000       25,000
  Accounts Receivable                                   13,971       15,119
  Crude Oil Inventory                                    4,992        4,992
  Other Current Assets                                     737        3,597

  Total Current Assets                                  53,961       49,019

Property and Equipment, at Cost:
  Oil and Gas Properties, Successful Efforts Method  1,094,018    1,094,018
  Field Equipment                                        7,945        7,945
  Building, Land and Office Equipment                  261,101      254,331

  Total Property and Equipment, at Cost              1,363,064    1,356,294

  Less Accumulated Depreciation, Depletion,
    and Amortization                                  (722,664)    (712,716)

  Net Property and Equipment                           640,400      643,578

Other Assets                                              --           --

Total Assets                                        $  694,361   $  692,597



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)



                                                      Feb. 28,     Aug. 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY             1997         1996

Current Liabilities:

  Accounts Payable and Accrued Expenses             $    9,105   $   14,670
  Current Portion of Long-Term Debt                     12,171       12,171
  Note and Accrued Interest Payable to Affiliate     1,584,530    1,465,807

    Total Current Liabilities                        1,605,806    1,492,648

Long-Term Debt Less Current Portion                    141,463      147,390

Shareholders' Equity:

  Common Stock, No Par Value - Authorized
    30,000,000 Shares, Issued and Outstanding
    14,912,492 Shares                                5,692,571    5,692,571
  Additional Paid-in Capital                         1,567,243    1,567,243
  Accumulated Deficit                               (8,312,722)  (8,207,255)

    Total Shareholders' Equity (Deficit)            (1,052,908)    (947,441)

Total Liabilities and Shareholders' Equity          $  694,361   $  692,597



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                         Six Months Ended
                                                             Feb. 28,
                                                         1997        1996
Cash Flows from Operating Activities:
  Net Loss                                            $(105,467)  $(115,040)

  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation, Depletion, and Amortization             9,948      10,767
    Interest Expense - Affiliates                        45,313      41,275
    Net (Gain) Loss on Sale of Assets                      --           175
    Change in Assets and Liabilities:
      (Increase) Decrease in Receivables                  1,148       1,735
      (Increase) Decrease in Inventory                     --          --
      (Increase) Decrease in Other Current Assets         2,860       2,726
      Increase (Decrease) in Accounts
        Payable and Accrued Expenses                     (5,565)     (9,165)

  Total Adjustments                                      53,704      47,513

    Net Cash Used in Operating Activities               (51,763)    (67,527)

Cash Flows from Investing Activities:
  Decrease (Increase) in Capital Expenditures            (6,770)     (1,437)
Proceeds from Sale of Assets                               --         5,090

    Net Cash Provided (Used) by Investing Activities     (6,770)      3,653

Cash Flows from Financing Activities:
  Increase in Borrowings from Affiliate                  73,410      70,279
  Principal Payments on Long-term Debt                   (5,927)     (5,338)

    Net Cash Provided by Financing Activities            67,483      64,941

Net Increase (Decrease)                                   8,950       1,067

Cash at Beginning of Year                                   311       3,964

Cash at End of Period                                 $   9,261   $   5,031



                     SEE NOTES TO FINANCIAL STATEMENTS

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended August 31, 1996.


NET LOSS PER SHARE

     Loss per share is computed based on the net loss for the period, divided by the weighted average number of common shares outstanding during each period. Common equivalent shares are not included in the computation because of their anti-dilutive effect.


LONG-TERM DEBT

     Since 1987, cash advances have been made to the Registrant by National Oil & Gas, Inc., an affiliated entity, in order to finance working capital deficits. The terms of the notes representing such cash advances are 6% to 9% interest with all principal and accrued interest due on demand. Outstanding principal and accrued interest of $1,605,806 at February 28, 1997 are classified on the balance sheet as a current liability as these notes are payable on demand. National Oil & Gas, Inc. is an affiliated company controlled by Mr. William G. Moser, Chairman of the Board of the Registrant.


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

RESULTS OF OPERATIONS

Three Months Ended February 28, 1997 and 1996

     Oil and gas sales of $13,472 for the period ended February 28, 1997 increased $1,387 from the same quarter of the prior year. This increase is primarily due to increased production from well workovers performed during the prior year.

     Rental income of $10,935 increased $1,442 from the same quarter of the prior year due to a higher occupancy rate in the current year.

     Oil & Gas operating expenses of $11,322 increased $523 from $10,799 experienced in the same quarter of the prior year, due to bulldozer work to improve access roads on one of the leases.

     Rental expenses of $10,406 decreased $1,063 from the same quarter of the prior year, due to lower utility bills and less interest expense on the building mortgage.

     Depreciation and depletion expense of $4,974 decreased $300 from $5,274 experienced during the same quarter of the prior year due to lower depletion rates on oil leases, and due to the sale of a depreciating storage building in Louisiana.

     Administrative and general expense of $22,006 decreased $2,785 from that experienced during the same period of the prior year, primarily due to lower fees from consultants.

     Interest expense to affiliates increased $2,065 from that experienced in the same period of the prior year because the Registrant's debt to affiliates has increased $138,868 since that time.

Six Months Ended February 28, 1997 and 1996

     Oil and gas sales of $29,690 for the period ended February 28, 1997 increased $5,924 from $23,766 experienced during the same period of the prior year. The decrease is primarily due to increased production from well workovers performed during the prior year.

     Rental income of $20,863 increased $2,225 from the same period of the prior year due to a higher occupancy rate in the current year.

     Oil & gas operating expenses of $24,481 increased $2,290 from $22,191 experienced during the same period of the prior year, due to downhole pump repairs performed in an attempt to increase production, and bulldozer work to improve access roads on one of the leases.

     Rental expenses of $14,644 decreased $1,253 from $15,897 experienced during the same period of the prior year, due to lower utility bills and less interest expense on the building mortgage.

     Depreciation and depletion expense of $9,948 decreased $819 from $10,767 experienced during the same period of the prior year due to lower depletion rates on oil leases, and due to the sale of a depreciating storage building in Louisiana.

     Administrative and general expense of $54,131 decreased $4,892 from $59,023 experienced during the same period of the prior year, due to lower fees from consultants.

     Interest expense to affiliates increased $4,038 from that experienced in the same period of the prior year because the Registrant's debt to affiliates has increased $138,868 since that time.



PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits required by Item 601 of Regulation S-X:

            None.

(b)         Reports on Form 8-K during the three months ended
            February 28, 1997:

            None.

                                   SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OIL CITY PETROLEUM, INC.



Date:     March 26, 1997               s/b Herman E. Nichols, Jr.
                                       Herman E. Nichols, Jr.
                                       President