Form 10-Q/A
period 1996-05-31
OIL CITY PETROLEUM INC
filed 1997-04-18
CIK 277952

FORM-10Q/A


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________


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

                            OIL CITY PETROLEUM, INC.
                                     INDEX



EXHIBIT INDEX
   Exhibit 27 - Financial Data Schedule


Enclosed herewith is a Financial Data Schedule which was omitted from the previously filed report.

                                  SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OIL CITY PETROLEUM, INC.



Date:      April 17, 1997              s/b Herman E. Nichols, Jr.

                                       Herman E. Nichols, Jr.
                                       President