Form 10-K/A
period 1996-08-31
OIL CITY PETROLEUM INC
filed 1997-04-18
CIK 277952

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)                 Form 10-K/A

 [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
            For the Fiscal Year Ended August 31, 1996

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