Form 10-Q
period 1997-05-31
OIL CITY PETROLEUM INC
filed 1997-07-21
CIK 277952

FORM-10Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


Quarter Ended May 31, 1997                      Commission File Number 0-9098


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

                            OIL CITY PETROLEUM, INC.
                                     INDEX

                                                                       Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Statement of Operations - Nine Months Ended
          May 31, 1997 and 1996                                          3

          Balance Sheet - May 31, 1997 and August 31, 1996               4

          Statement of Cash Flows - Nine Months Ended
          May 31, 1997 and 1996                                          6

          Notes to Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                              10

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements



                            OIL CITY PETROLEUM, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                   Three Months Ended    Nine Months Ended
                                        May 31,               May 31,
                                    1997       1996       1997       1996

Revenues:

  Oil and Gas Sales              $   9,916  $   8,758  $  39,606  $  32,525
  Rental Income                     10,960      9,035     31,824     27,673
  Interest and Other Income            324        329        970      1,061
  Gain (Loss) on Sale of Assets       --         --          100       (175)
                                    21,200     18,122     72,500     61,084

Costs and Expenses:

  Oil & Gas Operating Expenses      15,603     18,814     40,084     41,005
  Rental Expenses                    4,891      6,578     19,534     22,476
  Depreciation, Depletion & Amort.   4,974      5,274     14,922     16,041
  Administrative and General        26,482     18,309     82,926     77,332
  Interest Expense- Non-Affiliates   4,006      4,312     12,256     13,160
  Interest Expense- Affiliates      23,413     21,345     68,726     62,620
                                    79,369     74,632    238,448    232,634

Net Income or (Loss)             $ (58,169) $ (56,510) $(165,948) $(171,550)

Net Income or (Loss) Per Share   $    (.01) $    (.01) $    (.01) $    (.01)


Average Number of Shares
  Outstanding                    14,912,492 14,912,492 14,912,492 14,912,492



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)



                                                       May 31,     Aug. 31,
                      ASSETS                            1997         1996

Current Assets:
  Cash                                              $    6,210   $      311
  Short-term Investments                                25,000       25,000
  Accounts Receivable                                   14,422       15,119
  Crude Oil Inventory                                    4,992        4,992
  Other Current Assets                                   1,871        3,597

  Total Current Assets                                  52,495       49,019

Property and Equipment, at Cost:
  Oil and Gas Properties, Successful Efforts Method  1,094,018    1,094,018
  Field Equipment                                        7,945        7,945
  Building, Land and Office Equipment                  261,101      254,331

  Total Property and Equipment, at Cost              1,363,064    1,356,294

  Less Accumulated Depreciation, Depletion,
    and Amortization                                  (727,638)    (712,716)

  Net Property and Equipment                           635,426      643,578

Other Assets                                              --           --

Total Assets                                        $  687,921   $  692,597



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)



                                                       May 31,     Aug. 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY             1997         1996

Current Liabilities:

  Accounts Payable and Accrued Expenses             $   13,693   $   14,670
  Current Portion of Long-Term Debt                     12,171       12,171
  Note and Accrued Interest Payable to Affiliate     1,637,064    1,465,807

    Total Current Liabilities                        1,662,928    1,492,648

Long-Term Debt Less Current Portion                    138,382      147,390

Shareholders' Equity:

  Common Stock, No Par Value - Authorized
    30,000,000 Shares, Issued and Outstanding
    14,912,492 Shares                                5,692,571    5,692,571
  Additional Paid-in Capital                         1,567,243    1,567,243
  Accumulated Deficit                               (8,373,203)  (8,207,255)

    Total Shareholders' Equity (Deficit)            (1,113,389)    (947,441)

Total Liabilities and Shareholders' Equity          $  687,921   $  692,597



                       SEE NOTES TO FINANCIAL STATEMENTS

                            OIL CITY PETROLEUM, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                        Nine Months Ended
                                                             May  31,
                                                         1997        1996
Cash Flows from Operating Activities:
  Net Loss                                            $(165,948)  $(171,550)

  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation, Depletion, and Amortization            14,922      16,041
    Interest Expense - Affiliates                        68,726      62,620
    Net (Gain) Loss on Sale of Assets                      (100)        175
    Change in Assets and Liabilities:
      (Increase) Decrease in Receivables                    697         979
      (Increase) Decrease in Inventory                     --          --
      (Increase) Decrease in Other Current Assets         1,726       1,736
      Increase (Decrease) in Accounts
        Payable and Accrued Expenses                       (977)     (7,983)

  Total Adjustments                                      84,994      73,568

    Net Cash Used in Operating Activities               (80,954)    (97,982)

Cash Flows from Investing Activities:
  Decrease (Increase) in Capital Expenditures            (6,770)     (2,900)
  Proceeds from Sale of Assets                              100       5,090

    Net Cash Provided (Used) by Investing Activities     (6,670)      2,190

Cash Flows from Financing Activities:
  Increase in Borrowings from Affiliate                 102,531     102,205
  Principal Payments on Long-term Debt                   (9,008)     (8,113)

    Net Cash Provided by Financing Activities            93,523      94,092

Net Increase (Decrease)                                   5,899      (1,700)

Cash at Beginning of Year                                   311       3,964

Cash at End of Period                                 $   6,210   $   2,264



                       SEE NOTES TO FINANCIAL STATEMENTS

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended August 31, 1996.


NET LOSS PER SHARE

     Loss per share is computed based on the net loss for the period, divided by the weighted average number of common shares outstanding during each period. Common equivalent shares are not included in the computation because of their anti-dilutive effect.


LONG-TERM DEBT

     Since 1987, cash advances have been made to the Registrant by National Oil & Gas, Inc., an affiliated entity, in order to finance working capital deficits. The terms of the notes representing such cash advances are 6% to 9% interest with all principal and accrued interest due on demand. Outstanding principal and accrued interest of $1,662,928 at May 31, 1997 are classified on the balance sheet as a current liability as these notes are payable on demand. National Oil & Gas, Inc. is an affiliated company controlled by Mr. William G. Moser, Chairman of the Board of the Registrant.


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

RESULTS OF OPERATIONS

Three Months Ended May 31, 1997 and 1996

     Oil and gas sales of $9,916 for the period ended May 31, 1997 increased $1,158 from the same quarter of the prior year. This increase is primarily due to increased production from well workovers performed during the prior year.

     Rental income of $10,960 increased $1,925 from the same quarter of the prior year due to a higher occupancy rate in the current year.

     Oil & Gas operating expenses of $15,603 decreased $3,211 from $18,814 experienced in the same quarter of the prior year since grass fires were not an issue in the current year as they were in the same period of the prior year.

     Rental expenses of $4,891 decreased $1,687 from the same quarter of the prior year, due to lower utility bills and less interest expense on the building mortgage.

     Depreciation and depletion expense of $4,974 decreased $300 from $5,274 experienced during the same quarter of the prior year due to lower depletion rates on oil leases, and due to the sale of a depreciating storage building in Louisiana.

     Administrative and general expense of $26,482 increased $8,173 from that experienced during the same period of the prior year, primarily due to additional work done by consultants.

     Interest expense to affiliates increased $2,068 from that experienced in the same period of the prior year because the Registrant's debt to affiliates has increased $136,064 since that time.

Nine Months Ended May 31, 1997 and 1996

     Oil and gas sales of $39,606 for the period ended May 31, 1997 increased $7,081 from $32,525 experienced during the same period of the prior year. The increase is primarily due to increased production from well workovers performed during the prior year.

     Rental income of $31,824 increased $4,151 from the same period of the prior year due to a higher occupancy rate in the current year.

     Oil & gas operating expenses of $40,084 decreased $921 from $41,005 experienced during the same period of the prior year since grass fires were not an issue in the current year as they were in the same period of the prior year. This cost savings was offset by downhole pump repairs performed in an attempt to increase production, and bulldozer work to improve access roads on one of the leases.

     Rental expenses of $19,534 decreased $2,942 from $22,476 experienced during the same period of the prior year, due to lower utility bills and less interest expense on the building mortgage.

     Depreciation and depletion expense of $14,922 decreased $1,119 from $16,041 experienced during the same period of the prior year due to lower depletion rates on oil leases, and due to the sale of a depreciating storage building in Louisiana.


     Administrative and general expense of $82,926 increased $5,594 from $77,332 experienced during the same period of the prior year, due to higher fees from consultants.

     Interest expense to affiliates increased $6,106 from that experienced in the same period of the prior year because the Registrant's debt to affiliates has increased $136,064 since that time.



PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits required by Item 601 of Regulation S-X:

            None.

(b)         Reports on Form 8-K during the three months ended
            May 31, 1997:

            None.

                                  SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OIL CITY PETROLEUM, INC.



Date:     July 11, 1997                s/b Herman E. Nichols, Jr.
                                       Herman E. Nichols, Jr.
                                       President