Form 10-K
period 1997-08-31
OIL CITY PETROLEUM INC
filed 1998-01-22
CIK 277952

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                          Form 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13  OR  15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
           For the Fiscal Year Ended August 31, 1997

 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the Transition Period from __________ to __________

                          Commission File Number 0-9098

                             OIL CITY PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

               Texas                                  75-1614001
      (State or other jurisdiction                  (IRS Employer
      Of incorporation or organization)         Identification Number)

      5577 South Lewis, Tulsa, Oklahoma                       74105
      (Address of Principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code - (918) 745-1010

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past ninety (90) days.

            YES________                                 NO_____X_____



            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            State the aggregate market value of the voting stock held by nonaffiliate of the Registrant: $63,502 as of November 28, 1997.

            Indicate   the  number  of  shares   outstanding   of  each  of  the
      Registrant's classes of common stock as of the latest practicable date:
      29,000,000 as of November 28, 1997:

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                            OIL CITY PETROELUM, INC.
                                      INDEX



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

General

      The Registrant was incorporated in the State of Texas on August 4, 1978. On August 31, 1978, the Registrant purchased from Energy Oil and Gas Corporation ("Energy"), a Louisiana corporation which may be deemed to be the Registrant's predecessor, certain producing oil properties and related assets. Subsequent transactions have resulted in the Registrant's acquisitions and disposal of additional producing oil and gas properties and related assets. The Registrant operates in two industries segments, the production of oil and gas and the rental of real estate, in one geographic area, the continental United States. For financial information concerning these industry segments, see "Financial Statements and Supplementary Data."

Oil and Gas Producing Activities

      Reserves - The Registrant's proved oil and gas reserves were estimated as of August 31, 1996 by Gary R. Christopher, Registered Professional Engineer.

      Estimates of oil and gas reserves are, of necessity projections based on engineering data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the reserves set forth herein will ultimately be realized. No estimates have been filed with or included in reports to any Federal Authority or agency other than the Securities and Exchange Commission ("SEC") since August 31, 1995. The Registrant has no reserves outside the United States.

      Proved Reserves - The Company did not allow for any proved reserve on the existing oil and gas reserves due to the current economic conditions of the properties. The Company does plan to complete a engineering study next year to determine if these properties can be enhanced.


                                 Proved Reserves
                              As of August 31, 1997

      Oil (bbls):
            Proved developed              -   0   -
            Proved undeveloped            -   0   -

                  TOTAL                   -   0   -

      Natural Gas (mcf):
            Proved developed              -   0  -
            Proved undeveloped            -   0  -

                  TOTAL                   -   0  -

      Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Registrant as of August 31, 1997:

                  Developed Acreage             Undeveloped Acreage

                      (1) Gross   (2) Net      (1) Gross  (2) Net

      Oklahoma          1,020.0     797.0       960.0       802.9

         Total          1,020.0     797.0       960.0       802.9

      Productive Wells - The following table summarizes the productive oil and gas wells in which the Registrant had an interest at August 31, 1997:

            Oil Wells                 Gas Wells                     Total

      (1) Gross       (2)Net     (1) Gross  (2)Net            (1)Gross    (2)Net

Okla.    16.0           12.6         -         -                16.0        12.6

Total    16.0           12.6         -         -                16.0        12.6

(1)A "gross acre" or a "gross well" is an acre or well in which a working interest is owned by the Registrant and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Registrant.

(2) A "net acre" or a "net well" exists when the sum of the Registrant's fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data - The following table summarized certain information relating to the production, price and cost data for the Registrant for the fiscal years ended, August 31, 1997, 1996, 1995 and 1994.

                                      1997          1996        1995        1994

Oil
      Production (bbls)              2,002         2,770       2,424       2,060
      Revenue                      $45,254       $51,261     $41,738     $27,636
      Average barrels per day         5.48          7.59        6.64        5.64
      Average sales price           $22.60       $ 18.51     $ 17.22     $ 13.42
      per barrel

Natural Gas:
      Production (mcf)                -0-            724         642         197
      Revenue                         -0-         $  624      $  472       $ 189
      Average mcf per day             -0-           1.98        1.76         .54
      Average sales price per mcf     -0-        $   .86   $     .74      $  .96

Production costs                   $71,272       $60,111     $54,341     $39,036
Equivalent (bbls) (1)                2,002         2,891       2,531       2,093
Production costs per
equivalent bbl                       35.60         20.79       21.47       18.65

Total oil and gas revenues         $45,254       $51,885     $42,210     $27,825

(1)Gas production is converted to barrel equivalents at the rate of six mcf per barrel representing the estimated relative energy content of natural gas to oil.

Office Building Rental Activities

      The Registrant owns a commercial office building located in Tulsa, Oklahoma in which its offices are located. Surplus office space is leased to other professionals.

Loan Agreements

      Since 1987, cash advances have been made to the Registrant by National Oil & Gas, Inc., an affiliated entity, in order to finance working capital deficits. The terms of the notes representing such cash advances are 6% to 9% interests with all principal and accrued interest due on demand. On August 22, 1997, the Company issued 1,605,806 shares of common stock in cancellation of unsecured notes and accrued interest payable to National Oil & Gas, Inc. National Oil & Gas, Inc. is an affiliate controlled by Mr. William G. Moser, Chairman of the Board of the Registrant. (See Item 13 - Certain Relationships and Related Transactions.)


      The Registrant's office building in Tulsa, Oklahoma is subject to a mortgage in the principal amount of $147,390 as of August 31, 1997 at 10.5% interest, and will be fully amortized in March, 2005.


Patents Trademarks, Licenses, Etc.

      The Registrant does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Registrant's oil production activities (for a discussion of the sources and availability of the Registrant's oil and gas reserves, see "Properties"). The Registrant's oil production activities are not subject to significant seasonal fluctuations.

Governmental Regulation

      General - The Registrant's oil production activities are, and any drilling operations of the Registrant would be, subject to extensive regulation by numerous federal, state and local governmental authorities, including state conservation agencies, the Department of Energy and the Department of the Interior (including the Bureau of Indian Affairs and Bureau of Land Management). Regulation of the Registrant's production, transportation and sale of oil or gas has a significant effect on the Registrant and it's operating results.

      State Regulation - The current production operations of the Registrant are, and any drilling operations of the Registrant would be, subject to regulation by state conservation commissions which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, prevent waste and protect correlative rights, and aid in the conservation of natural gas and oil. Typical state regulations require permits to drill and produce oil or gas, protection of fresh water horizons, and confirmation that wells have been properly plugged and abandoned.

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

Uncertainties Related to the Oil and Gas Business in General

      The Registrant's operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including blowouts, cratering, pollution, fires, and theft of equipment. Each of these incidents could result in damage to, destruction of oil and gas wells, formations, production facilities, or injury to persons, or damage to or loss of property. As is common in the oil and gas industry, the Registrant is not fully insured against these risks either because insurance is not available or because the Registrant has elected not to insure due to prohibitive premium costs.

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

      The oil and gas business is further subject to many other contingencies, which are beyond the control of the Registrant. Wells may have to be shut-in because they have become uneconomical to operate due to changes in the price of oil, depletion of reserves, or deterioration of equipment. Changes in the price of imported oil, the discovery of new oil and gas fields and development of alternative energy sources have had and will continue to have a dramatic effect on the Registrant's business.

Competition and Markets

      There are many companies and individuals engaged in the oil and gas business. Some are very large and well established with substantial capabilities and long earnings records. The Registrant is at a competitive disadvantage with some other firms and individuals in acquiring and disposing of oil and gas properties since they have greater financial resources and larger technical staffs than the Registrant. In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Registrant and which present substantial competition to the Registrant.

      A number of factors, beyond the Registrant's control and the effect of which cannot be accurately predicted, affect the production and marketing of oil and gas. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of ready market, such as fluctuating supply and demand.

      The Registrant currently sells a substantial portion of its oil production to two purchaser, Koch Oil Company and Sun Oil Company. The Registrant has no written contracts with purchasers. The Registrant does not believe that the loss of either of these purchasers would significantly impair its operation.


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

Item 2.  PROPERTIES

Oil and Gas Reserves

      (See Item 1, - General Business - Oil and Gas Production Activities, Proved Reserves, Acreage, Productive Wells).

Title to Properties

      As is customary in the oil and gas industry, the Registrant conducts only a perfunctory title examination prior to acquisition of properties believed to be suitable for drilling operations. Prior to the commencement of actual drilling operations, a thorough title examination is usually conducted and significant defects remedies before proceeding with operations. A thorough title examination has been performed by the Registrant or its predecessor in interest with respect to substantially all of the Registrant's producing properties and the Registrant believes that the title to its properties is generally acceptable to third parties. The Registrant's properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to operation agreements, current taxes and other burdens, minor encumbrances, and easement restrictions. The Registrant does not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use. Oil and gas leases generally provide that properties are subject to reversion for nonproduction.

Other Properties

In the opinion of management of the Registrant, the Registrants own or have adequate sources of supply of oil field service equipment to maintain its properties.

      The Registrant also owns an office building in Tulsa, Oklahoma consisting of approximately 8,400 square feet of office space. The Registrant deems its properties to be adequate for its operations.

Item 3.  LEGAL PROCEEDINGS

      There are presently no material pending legal proceedings, which would result in any uninsured liability, other than routine litigation incidental to the business, to which the Registrant is a party.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable


                                     PART II

Item 5.  MARKET FOR THE REGISTANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

      (a) The Registrant's common stock is traded in the over-the-counter market under the symbol OLCP though the "pink sheets" of the National Quotations Bureau. The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

                                    High Bid                Low Bid

            1996:
                  1st quarter          1/16                    1/32
                  2nd quarter          1/16                    1/32
                  3rd quarter          1/16                    1/32
                  4th quarter          1/16                    1/32

            1997:
                  1st quarter         1/16                    1/32
                  2nd quarter         1/16                    1/32
                  3rd quarter         1/16                    1/32
                  4th quarter         1/16                    1/32


      (b) The high and low bid prices for the Registrant's common stock on November 6, 1997 were 1/16 and 1/32, respectively. As of November 6, 1997, there were 423 holders of record of the Registrant's common stock.

      (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

      Item 6.  SELECTED FINANCIAL DATA

            The following table sets forth certain selected financial data for the Registrant for the five fiscal years ended August 31, 1997 (see "Business - Oil and Gas Producing Activities, Production, Price and Cost Data").

                                    For the years ended August 31,

                      1997        1996         1995            1994        1993

Net revenues       $45,254     $51,885      $42,210          $27,825    $31,687
Net loss           (597,584)   (222,095)    (252,945)       (196,968)  (192,309)
Loss per share     (    .04)   (    .01)    (    .02)       (    .01)  (    .01)
Long-term debt less
Current portion    133,878     147,390      159,560         170,523     180,398
Total assets       342,771     692,597      714,909         749,584     765,655


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


      Effective September 2, 1997 the Registrant consummated a merger of Double Eagle Petroleum Corporation into Oil City Petroleum, Inc., . Double Eagle Petroleum Oil and Gas Reserves were valued at $4,971.579. Monthly Operating Income is estimated to be $87,966. On September 19, 1997, Oil City Petroleum, Inc. and Double Eagle Petroleum Corporation completed a $25,000,000 Secured Oil and Gas Reserve Based Revolving Credit Agreement with Bank One Texas. On November 14, 1997, Double Eagle Petroleum Corporation, a wholly owned subsidiary of the Company completed an acquisition of Oil and Gas Properties for $1,800,000. The monthly operating cash flow from the acquisition is estimated to be $48,000.

      The Registrant was unable to satisfy all of its general working capital requirements with cash flow generated from operations during the current fiscal year. As in past years, this deficit in working capital was financed by direct cash advances made by National Oil and Gas Incorporated ("National"), an affiliated company. The cumulative amount of the debt was converted to equity on August, 22, 1997.

      As a result of a merger and restructuring of Oil City Petroleum Corporation with Double Eagle Petroleum Corporation. The Registrant should have the necessary working capital to satisfy all of its general working capital requirements and future activities.



Fiscal Year 1997 Compared to Fiscal Year 1996

The 1997 net loss of $597,584 was primarily due to a write down of the company's Oil and Gas Reserves. Oil and Gas Income for 1997 was $45,254, a decrease of $6,631. This was a result of lower Oil and Gas Prices and a decline in Oil and Gas Production. Net Income from rental operations was up $6,161 over the prior year due to a more favorable commercial real estate market.

Fiscal Year 1996 Compared with Fiscal Year 1995

The 1996 net loss of $222,095 was $30,850 less than the 1995 loss of $252,945. Gross income from oil and gas operations was $51,885, a 23% increase over the prior year, due mostly to equipment upgrades and well workovers from the prior year. Additionally, five wells were acidized in fiscal 1996 to further stimulate production. Oil and gas production and operating expenses were $60,111, an 11% increase over prior year due to the aforementioned well stimulation, and due to a bitterly cold and dry winter followed by widespread grassfires. These events required extra effort and expense to keep the wells flowing. Net income from rental operations was up $4,668 over the prior year due to a higher occupancy rate from the improving maket for commercial real estate in the Tulsa, Oklahoma area. Depreciation, depletion and amortization expense decreases slightly by $949. Administrative and general expense remained steady, with a slight drop of $772. Interest expense to affiliates increased $8,676 due to the fact that the Registrant's debt to an affiliate has increased $135,736 since August 31, 1995.

Fiscal Year 1995 Compared with Fiscal Year 1994

      The 1995 net loss of $252,945 was $55,977 more than the 1994 loss of $196,968. Gross income from oil and gas operations was $42,210, up over 50% over the prior year, mostly due to equipment upgrades and well workovers performed in the current and previous years. Income was adversely affected by a lightning strike, which set fire to a tank battery, shutting down over half of the Registrant's wells for two months. After deducting fire repairs, equipment upgrades and a well workovers the 1995 net loss from oil and gas operations was $920 greater than 1994. Depreciation , depletion and amortization expense decreased $3,128, mostly due to an increase in estimated oil and gas reserves. Rental income decreased $7,060 due to the loss of a tenant formerly occupying 1,200 square feet of office space. The tenant was replaced effective April 1, 1995. The loss of rental income was partially offset by a $4,923 decrease in rental expenses, mostly due to fewer repairs being necessary in Fiscal 1995. Administrative and general expenses increased by $17,829 due to higher fees from contracted labor, Interest expense to affiliates increased $9,136 due to the fact that the Registrant's debt to affiliates increased $151,775 since August 31, 1994. In addition to the above, one oil and gas property was sold for a loss of $30,661.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is included as a separate section (Item 14) of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      On January 14, 1998 an 8-K reporting a change of Registrant's Certifying Accountants was filed.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) The names of the directors and information about them, as furnished by the directors themselves, are set forth below:

      (b) The following are newly elected Directors, effective 9/2/97.

                                                      Director
      Name              Principal Occupation                     Since       Age


(a) William G. Moser    President of National Oil & Gas, Inc.     1983        63

(a) Herman E. Nichols,  Vice President of CN Electronics, Inc.    1985        75
     Jr.

(a) Jay D. Kipfer      Controller and Secretary of National       1990        62
                       Oil & Gas, Inc.

--------------------------------------------------------------------------------

(b) R. A. Sellers, Jr.        Chairman/ CEO                       1997        62
                        Oil City Petroleum, Inc.

(b) James G. Borem            President/COO/CFO                   1997        50
                        Oil City Petroleum, Inc.

(b) R. A. Sellers, III        V. P. Field Operation               1997        40
                        Oil City Petroleum, Inc.


      William G. Moser served as a Vice President of the Registrant from September, 1982 to December, 1990. In December, 1990 he wa elected Chairman and Chief Executive Officer. He resigned as Chairman and Chief Executive Officer effective September 2, 1997. Mr. Moser has been a Director of the Registrant since Januuary, 1983. For the past seven years, he has served as President of National Oil & Gas Corporation.

      Herman E. Nichols, Jr. has served as President of the Registrant since August, 1985.From 1983 to the present, he has been involved with numerous firms as a consulting geologist. Prior to this, he served as senior Geologist for
Coastal Oil & Gas Corporation.   Mr. Nichols resigned on September 2, 1997.

      Jay D. Kipfer has served as a Director and as Secretary of the Registrant since September 1982. For more than the past thirteen years, he has served as Controller and Secretary of National Oil & Gas, Inc. Mr. Kipfer resigned on September 2, 1997.


(c) The following table sets forth the names and ages of all executive officers of the Registrant, their positions and offices with the Registrant, and the period during which each person has served as such.

                              Positions & Offices
                              Currently Held with           Served as Executive
      Name              Age         the Registrant                Officer Since

R. A. Sellers, Jr.       62    Chairman of the Board                    1997
                               And C.E.O.

James G. Borem           50    President and C.O.O.                     1997

Bill W. Carter           50    Vice President Operations                1997

L. C.  Cobb             55     Vice President Land
                               And Acquisitions                         1997

R. A. Sellers, III      40    Vice President Field Operations           1997

Faye E. Cobb            53    Controller and Secretary                  1997


R.A. Sellers, Jr. Mr. Sellers has been President and Chief Executive Officer of Double Eagle Petroleum Corp. since its inception (Founder/Owner). During the past forty (40)years, Mr. Sellers has been responsible for hundreds of wells in the Drumright area as well as acting as a Geologist and Consultant on thousands of wells in the 9 or 10 mid-western states. His knowledge of the Central Oklahoma Area and the Cushing Field is unequaled. Mr. Sellers holds a Bachelor of Science Degree in Political Science from the University of Oklahoma and a Bachelor of Arts degree in Geology from Oklahoma City University.

James G. Borem Mr. Borem was President and Chief Operating Officer of LaTex Resources, Inc. from December 1991 to July 1995. Mr. Borem was founder and President of Elite Enterprises., Inc. in 1990 and co-founder and President of Sable Investments Corporation from December 1983 to April 1989 and Manager of Administration for Andover Oil Company from November 1979 to December 1983. His responsibilities included oil and gas sales and marketing, regulatory affairs, risk management, materials purchasing and general office administration. Between 1965 and 1979, Mr. Borem held various supervisory and managerial positions with Sun Oil Company (Oryx) and Texas Eastern Corporation (International Division).

Bill W. Carter: Mr. Carter is the Founder/Owner of Vector Resources L.L.C.from May of 1994 to present. The Company was formed to generate oil and gas prospects in Oklahoma and Texas panhandle as well as evaluating and negotiating the purchase of producing oil and gas properties. Mr. Carter was Exploration Manager for Duncan Energy Company from 1991 through 1994. His primary responsibility was to direct all exploration and development for the Company in the Mid Continent area. The Company was later merged into Consolidated Oil & Gas Co. Mr. Carter was Executiv V.P. & General Manager of operations of Dyco Petroleum Corporation from 1985 to 1991. Mr. Carter was responsible for all exploration and drilling activities which included a $ 25 million yearly exploration budget. Between 1968 and 1985 Mr. Carter held various executive and managerial positions with Anadarko Land & Exploration Company, Davis Oil Company and Cities Service Oil Company. Mr. Carter holds a Bachelor of Science degree from Oklahoma State University.

L. C. Cobb: Mr. Cobb is the Founder/Owner of Jaguar Energy, Inc. from June 1979 to the present. Jaguar was formed to provide third party Oil & Gas operations and services. Jaguar also deals in Oil & gas prospect generation and project developmental services. Mr. Cobb was District manager for Go International Wireline Logging Services responsible for all operations within the northeastern Oklahoma District from 1979 through 1979. Mr. Cobb was also Founder/Owner of Computalog, Inc. a start-up business with first year sales in excess of $ 1.25 million. He has held various executive and managerial position within the Oil & Gas Production & Exploration area from 1971 through 1977, (Northern Petroleum -Kentucky Drilling & Operating, Inc. etc.) From 1963, 1971, Mr. Cobb was Faculty/Staff at the University of Kentucky and Indiana University.

R.A. Sellers, III Mr. Sellers has been involved in the oil and gas arena for the past 20 years. Mr. Sellers has been the field superintendent for Double Eagle Petroleum Corporation since 1990. Prior to that Mr. Sellers was the Founder/Owner of Creek County Well Services, Inc. established in 1979. Creek County Well Services, Inc. operated some 23 well service and work over rigs from three separate field yards. Mr. Sellers completed two years of Business Administration from the University of Oklahoma from 1974 to 1976.

Faye E. Cobb Mrs. Cobb has over 25 years of accounting experience. She has extensive experience in all phases of oil and gas accounting and SEC reporting functions. Mrs. Cobb has held various supervisor and managerial positions during the past 25 years. Mrs. Cobb was the assistant controller for Latex Resources, Inc. from December 1991 to December 1995. Mrs. Cobb was the accounting manager for Elite Enterprises from January 1990 to December 1991. Mrs. Cobb was with Hancock & Company accounting firm from April 1977 to December 1989.

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


                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                                                             Annual Compensation

--------------------------    --------------------------------------------------
      Name and Principal            Fiscal Year                   Other Annual
            Position             Ended    Salary        Bonus     Compensation
                              August 31      ($)          ($)        ($)    (1)

--------------------------    --------------------------------------------------
      William G. Moser           1997             -        -                  -
        Chairman and             1996             -        -                  -
      Chief Executive Officer    1995             -        -                  -
                                 1994             -        -                  -
--------------------------------------------------------------------------------

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



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND
          MANAGEMENT

      (a) The following table sets forth as of November 28, 1997, the name and address of each person known to the Registrant to be the beneficial owner of more than 5 percent of the Registrant's Common Stock and the number of shares owned by each such person together with the percent of outstanding amount of such class which such ownership represents. Unless otherwise indicated, such persons have sole voting an investment power with respects to such shares.

                                           Amount and Nature             Percent
      Name and Address of                    of Beneficial                 of
      Beneficial Owner                       Ownership                    Class

Silver Petroleum Corporation (1)               3,423,857                  20.73%
409 N. Main
Bluffton, Indiana 46714

Moco Resources, Inc. (1)                       1,001,457                   6.06%
409 N. Main
Bluffton, Indiana 46714

William G. Moser (1)                           1,673,401                  10.13%
409 N. Main
Bluffton, Indiana 46714


      (1) A member of a group (as defined in Rule 13d-5 of the Securities Exchange Act of 1934, as amended) which, according to Amendment No. 5 to its Schedule 13D report, at September 7, 1987 owned beneficially an aggregate of 13,495,192 shares (approximately 90.5%) of outstanding Common Stock (see Item 13 - Certain Relationships and Related Transactions).

      (b) The following table sets forth, as of November 28, 1996, the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of Common Stock of the Registrant by each Director and by all Officers and Directors as a group, together with the percentage of the outstanding shares of such class which such ownership represents. Unless otherwise indicated, such persons have sole voting and investment power with respect to such shares.

                                             Amount and Nature          Percent
      Name and Address of                      of Beneficial              of
      Beneficial Owner                            Ownership              Class

William G. Moser (1)                             6,842,000(2)              82.8%
Herman E. Nichols, Jr.                              62,600                  0.1%
All Officers and Directors as a Group,
  Including Those Named Above
  (5 persons)                                    6,904,600                 83.6%

(1) William G. Moser is an Officer and Director of Moco Resources, Inc. and Silver Petroleum Corporation (see Item 13 - Certain Relationships and Related Transactions).

      (2) Includes 3,423,857 shares owned by Silver Petroleum Corporation, and 1,001,457 shares owned by Moco Resources, Inc., both of which are companies owned or controlled by the Company's Chairman, William G. Moser. (See Item 13 - Certain Relationships and Related Transactions.)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      William G. Moser, who is a Director and Chief Executive Officer of the Registrant, is a Director and Executive Officer (and a controlling stockholder, directly or indirectly) of Moco Resources, Inc. ("Moco") and Silver Petroleum Corporation ("Silver"). Jay D. Kipfer, who is Secretary/Treasurer of the Registrant, is a Director and Executive Officer of Moco and Silver. Moco and Silver are members of a group, which, according to Amendment No. 5 to its
Schedule 13D report, at September 7, 1987, owned beneficially an aggregate of 13,495,192 shares, constituting approximately 90.5% of the outstanding shares of Common Stock (see Item 12 - Security Ownership of Certain Beneficial Owners and Management).

      As in prior years, the Registrant was unable to satisfy all of its general working capital requirements including debt service with cash flow generated from operations during its 1997 fiscal year. This deficit in working capital was financed by direct cash advances made by National Oil and Gas, Inc. ("National"), of which Mr. Moser and Mr. Kipfer are Directors and Executive Officers and of which Mr. Moser, directly and indirectly, is a controlling stockholder. Advances totaling $151,775, $135,736 and $139,948 were received by the Registrant from National in 1995, 1996, 1997, respectively. On August 22, 1997, the Company issued 1,605,806 shares of common stock in cancellation of unsecured notes and accrued interest to National amounting to $1,698,971.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
        ON FORM 8-K

      (a) Financial Statements and Schedules. The following financial statements and schedules for Oil City Petroleum, Inc., as of August 31, 1997 and 1996 and for the years ended August 31, 1997, 1996 and 1995 are filed as part of this report.


                                                                   Page
      (1)    Financial statements of Oil City Petroleum, Inc

            Reports of Independent Accountants                      21
            Balance Sheets                                          23
            Statements of Operations                                24
            Statements of Stockholders' Equity                      25
            Statement of Cash Flows                                 26
            Notes to Financial Statements                           27


      (2)    Financial Statement Schedules:

            Schedule V -  Property, Plant and Equipment             41
            Schedule VI - Accumulated Depreciation, Depletion
             And Amortization of  Property, Plant and Equipment     42

      (b) Reports on Form 8-K:

      There was one Form 8-K report filed for change in Auditors.

                                            SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATE                                OIL CITY PETROLEUM, INC.


      JANUARY 16, 1997                    By:_______________________
                                                James G. Borem
                                                President


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Signature                                 Date



      /s/ R. A. Sellers, Jr.                          January 16, 1998
      R. A. Sellers, Jr.
      Chairman of the Board and
      Chief Executive Officer



      /s/ James G. Borem                              January 16, 1998
      James G. Borem
      President and Director



      /s/ R. A. Sellers, III                          January 16, 1998
      R. A. Sellers, III
      V.P. Field Operations & Operator


      /s/William G. Moser                             January 16, 1998
      William G. Moser
      Director

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Oil City Petroleum, Inc.

We have audited the accompanying balance sheet of Oil City Petroleum, Inc. (the "Company") as of August 31, 1997, and the related statements of operations, changes in stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of August 31, 1996 and 1995, were audited by other auditors whose report dated November 1, 1996, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oil City Petroleum, Inc. as of August 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In connection with our audit of fiscal 1997 financial statements referred to above, we audited the 1997 financial statement schedules listed under item 14. In our opinion, these financial statement schedules, when considered in relation to the 1997 financial statements taken as a whole present fairly, in all material respects, the information stated therein.

Tullius Taylor Sartain & Sartain

December 5, 1997

                            William T. Zumwalt, Inc.
                              1729 South Baltimore
                                Tulsa, OK 74119
                                  918-583-1040


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Stockholders
Oil City Petroleum, Inc.


     We have audited the balance sheets of Oil City Petroleum, Inc. (the "Company") as of August 31, 1996 and 1995, and the related statements of operation, shareholders' equity and cash flows, and the financial statement schedules for each of the years in the three-year period ended August 31, 1996, as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Oil City Petroleum, Inc. as of August 31, 1996 and 1995, and the result of its operation and its cash flows for each of the years in the three-year periods ended August 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     The accompanying financial statements has been prepared assuming that Oil City Petroleum, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, current liabilities exceed current assets by $1,443,629 and it has an accumulated deficit of $8,207,255. Additionally, the Company may not be able to obtain funds needed to develop its proved undeveloped oil and gas properties, which constitute approximately $229,000 of the Company's total standardized measure of discounted future net cash flows of $395,000 at August 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of reports asset amounts or the amounts and classification of liabilities that might result from the out-come of this uncertainty


                                             /s/ William T. Zumwalt, Inc.
                                             Certified Public Accountants

Tulsa, Oklahoma
November 1, 1996

                           OIL CITY PETROLEUM, INC.

                                BALANCE SHEETS
                                                                August 31,
                                                                1997    1996
                                                          ----------------------
Assets
Current assets:
   Cash                                                    $      -   $     311
   Short term investment                                     25,000      25,000
   Accounts receivable                                       27,961      15,119
   Crude oil inventory                                        6,005       4,992
   Other current assets                                       3,275       3,597
                                                          ----------------------
      Total current assets                                   62,241      49,019

Property and equipment, at cost
   Oil and gas properties, successful efforts method        218,885   1,094,018
   Field equipment                                            7,945       7,945
   Building, land and office equipment                      261,101     254,331
                                                          ----------------------
                                                            487,931   1,356,294

Less accumulated depreciation, depletion and amortization  (207,401)   (712,716)
                                                          ----------------------
   Net property and equipment                               280,530     643,578
                                                          ----------------------
                                                          $ 342,771  $  692,597
                                                          ======================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                       $  42,035   $  14,670
   Current portion of long-term debt                         13,512      12,171
   Notes and accrued interest payable to affiliate               -    1,465,807
                                                          ----------------------
      Total current liabilities                              55,547   1,492,648

Long-term debt                                              133,878     147,390

Stockholders' equity:
   Common stock, no par value, authorized 30,000,000
   shares issued 16,518,298 shares and 14,912,492 shares
   at August 31, 1997 and 1996, respectively              5,692,571   5,692,571
   Additional paid-in capital                             3,265,614   1,567,243
   Accumulated deficit                                   (8,804,839) (8,207,255)
   Treasury stock, 8,258,998 shares at August 31, 1997
      and none at August 31, 1996                                -           -
                                                          ----------------------
      Total stockholders' equity (deficit)                  153,346   (947,441)
                                                          ----------------------

                                                          $ 342,771   $ 692,597
                                                          ======================

                      See notes to financial statements

                           OIL CITY PETROLEUM, INC.

                           STATEMENTS OF OPERATIOPNS

                              Year ended August 31,

                                                1997        1996         1995
                                        ----------------------------------------

Revenues:
   Oil and gas sales                         $ 45,254    $ 51,885      $ 42,210
   Rental income                               43,569      37,408        30,041
   Loss on disposal of asset                       -       (2,675)      (30,661)

   Interest and other income                    1,383       1,490         1,357

                                              ----------------------------------

                                               90,206      88,108        42,947


Costs and expenses
   Oil and gas production and operating
   expenses                                    71,272      60,111        54,341
   Write down of oil and gas properties       352,645          -             -
   Rental expenses                             24,922      26,934        24,235
   Depreciation, depletion and amortization    20,061      20,513        21,462
   Administrative and general                 110,093     100,737       101,509
   Interest expense - non-affiliates           16,181      17,398        18,511
   Interest expense - affiliates               92,616      84,510        75,834
                                              ----------------------------------

                                              687,790     310,203       295,892
                                              ----------------------------------

Net loss                                    $(597,584)  $(222,095)    $(252,945)

                                              ==================================

Net loss per share                            $  (.04)   $   (.01)    $    (.02)
                                              ==================================

Average number of shares outstanding       14,912,492   14,912,492   14,912,492
                                              ==================================










                      See notes to financial statements


                                                OIL CITY PETROLEUM, INC.

                                     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       Years ended August 31, 1997, 1996 and 1995


                               Common  Stock
                                No Par Value             Additional                            Treasury Stock
                         -------------------------        Paid-In           Accumulated      --------------------
                            Shares       Amount            Capital             Deficit       Shares       Amount           Total
                         -----------------------------------------------------------------------------------------------------------

Balance, August 31,1994    14,912,492   $5,692,571      $1,567,243          $(7,732,215)       -        $ -              $(472,401)

Net loss                           -            -               -              (252,945)       -          -               (252,945)
                         -----------------------------------------------------------------------------------------------------------

Balance, August 31,1995    14,912,492    5,692,571       1,567,243           (7,985,160)       -          -               (725,346)

Net loss                           -            -               -              (222,095)       -          -               (222,095)

                         -----------------------------------------------------------------------------------------------------------

Balance, August 31,1996    14,912,492     5,692,571      1,567,243           (8,207,255)       -          -               (947,441)

Issuance of common stock    1,605,806                    1,698,371                                                       1,698,371

Surrender of common stock                                                                  8,258,998

Net loss                           -             -              -               (597,584)         -       -               (597,584)

                         -----------------------------------------------------------------------------------------------------------
Balance, August 31,1997    16,518,298     $5,692,571    $3,265,614          $(8,804,839)    8,258,998   $ -             $  153,346
                         ===========================================================================================================














                        See notes to financial statements

                            OIL CITY PETROLEUM, INC.

                            STATEMENTS OF CASH FLOWS

                                                 Years ended August 31,
                                               1997         1996         1995
                                          -------------------------------------
Cash Flows from Operating Activities
   Net loss                                $(597,584)   $(222,095)   $ (252,945)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation, depletion andamortization  20,061       20,513        21,462
     Interest expense - affiliates            92,616       84,510        75,834
     Write down of oil and gas properties    352,645           -             -
     Loss on sale of assets                       -         2,675        32,655
     Change in assets and liabilities:
       Increase in accounts receivable       (12,842)      (2,426)       (6,054)
       Increase in inventory                  (1,014)      (1,677)       (1,827)
       Decrease in other current assets          322          360            75
       Increase (decrease) in accounts
        payable                               27,365       (9,501)          536

                                          -------------------------------------

Net cash used in operating activities       (118,431)    (127,641)     (130,264)


Cash Flows from Investing Activities
   Expenditures for property and
    equipment                                 (9,657)      (5,876)       (9,208)
   Proceeds from sale of assets                   -         5,090           625

                                           -------------------------------------

Net cash used in investing activities         (9,657)        (786)       (8,583)


Cash Flows from Financing Activities
   Borrowings from affiliate                 139,948      135,736       151,775

   Principal payments of long-term debt      (12,171)     (10,962)       (9,875)

                                           -------------------------------------

Net cash provided by financing activities    127,777      124,774       141,900
                                           -------------------------------------

Net increase (decrease) in cash                 (311)      (3,653)        3,053

Cash, beginning of year                          311        3,964           911

                                           -------------------------------------

Cash, end of year
                                            $      -      $   311     $   3,964
                                           =====================================

Supplemental disclosures:
   Interest paid                              16,181       17,398        18,511
                                           =====================================

Non-cash investing and financing activities:
   Issuance of common stock for
   notes payable and accrued interest
                                          $1,698,971   $        -   $        -
                                          ======================================

                        See notes to financial statements

                            OIL CITY PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of business

Oil City Petroleum, Inc. (the Company) was incorporated in the State of Texas on August 4, 1978. The Company is principally engaged in the production of oil and gas. The Company owns working interests and overriding royalty interests in producing oil and gas properties, all located in the State of Oklahoma, and acts as operator of the oil wells on two leases which constitute the bulk of its working interests. The Company also owns a commercial office building in Tulsa, Oklahoma, consisting of 8,400 square feet of office space. The Company deems its oil and gas producing activities to be the most important segment of its business based on current and potential future revenues derived therefrom.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all certificates of deposit and other securities or debt instruments with maturities of three months or less, when purchased, to be cash equivalents. Debt securities with maturities of more than three months, when purchased, which will be held to maturity, are classified as "short-term investments" in the balance sheet.

Inventories

Crude oil inventory is stated at market value.

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

Depreciation, depletion and amortization of the cost of proved producing oil and gas properties, including wells and related equipment and facilities, are determined by the units-of-production method based on quantities produced as a percent of estimated proved recoverable reserves. Depreciation of the office building, office and field equipment is provided for by the straight-line method over estimated useful lives of 31 1/2 years for the office bulding, 5 years for office equipment and 10 years for field equipment.

When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation and depletion are eliminated with any gain or loss reflected in income.

Income taxes

Deferred income taxes are provided on all temporary differences between the tax basis and financial basis of the Company's assets and liabilities.

Management estimates

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

Fair value

The carrying amounts of accounts receivable and accounts payable approximate their fair value. Based on estimated borrowing rates currently available to the Company for long-term loans with similar terms and average maturities, the aggregate fair value at August 31, 1997 of the Company's long-term debt approximates the aggregate carrying amount.

Note 2 - Short-Term Investment

At August 31, 1997 and 1996, the short-term investment represents a one-year renewable certificate of deposit stated at cost which approximates its market value. The certificate of deposit is maintained as collateral in support of a $25,000 letter of credit issued by the Company's bank in favor of the Oklahoma Corporation Commission to meet certain licensing requirements.

Note 3 - Related Party Transactions

On August 22, 1997, the Company issued 1,605,806 shares of common stock in cancellation of unsecured notes and accrued interest payable to National Oil & Gas, Inc., an entity controlled by the Company's chairman and majority stockholder. The notes payable and accrued interest amounted to $1,698,971. Interest expense incurred on these notes amounted to $92,616, $84,510 and $75,834 for the years ended August 31, 1997, 1996, and 1995 respectively.

In addition, on August 22, 1997 certain entities related to the Company's chairman and majority stockholder surrendered 8,258,998 shares of the Company's stock so that those shares could be added to the Company's treasury and be available for reissuance by the Board of Directors of the Company as the Board determines.

Note 4 - Long-Term Debt

Long-term debt at August 31, 1997 and 1996 consists of an installment mortgage obligation collateralized by the Company's commercial office building. The mortgage debt bears interest at 10.5% and is payable in monthly installments of $2,362 through maturity in March, 2005.

Maturities of long-term debt are as follows:

      1998                                 $ 13,512
      1999                                   15,001
      2000                                   16,654
      2001                                   18,490
      2002                                   20,527
      Thereafter                             63,206
                                         ----------

                                           $147,390
                                         ==========
Note 5 - Income Taxes

No provision (benefit) for income taxes was provided for the years ended August 31, 1997, 1996 and 1995 due to the Company's pretax operating losses sustained for both income tax and financial reporting purposes.

At August 31, 1997, the Company had net operating loss carryforwards available to offset future taxable income of approximately $6,883,000 expiring in various years through 2012. The tax benefit of these losses has been offset by a valuation allowance due to the uncertainty of their realization.

Note 6 - Major Customers

The Company had oil and gas sales of 10% or more of total oil and gas sales to two major customers in 1997, 1996 and 1995. Such sales accounted for 51% and 44% of oil and gas sales in 1997, 55% and 44% of oil and gas sales in 1996, and 51% and 48% of oil and gas sales in 1995.

Note 7 - Business Segment Information

The Company operates in two business segments, oil and gas development and production (oil and gas) and rental of commercial real estate (real estate). The Company's operations are conducted entirely within the continental United States.

Summarized financial information by industry segment for the years ended August 31, 1997, 1996 and 1995 are as follows:


                                              1997         1996        1995
                                          --------------------------------------
Net operating revenues from sales to
 unaffiliated customers:
   Oil and gas                            $  45,254    $  49,210       $ 11,549
   Real estate                               43,569       37,408         30,041
   Corporate                                  1,383        1,490          1,357
                                          ======================================
                                          $  90,206    $  88,108      $  42,947
                                          ======================================

Operating income (loss);
      Oil and gas                         $(391,763)   $ (95,220)     $(128,673)
      Real estate                            11,786       11,346         16,058
                                          --------------------------------------

Operating loss of segments                 (379,977)     (83,874)      (112,615)

Corporate revenue (expenses) net           (108,810)     (13,621)       (13,869)
Interest expense                           (108,797)    (101,908)       (94,345)
                                          --------------------------------------

Net loss                                  $(597,584)   $(199,403)     $(220,829)
                                          ======================================

Identifiable assets at August 31, :           1997         1996        1995
                                          --------------------------------------

      Oil and gas                         $ 112,805    $ 461,342      $ 472,889
      Real estate                           204,966      205,944        213,056
      Corporate                              25,000       25,311         28,964
                                          --------------------------------------

                                          $ 342,771    $ 692,597      $ 714,909
                                          ======================================

Depreciation, depletion, and amortization:
      Oil and gas                         $  13,200    $  13,804     $   14,824
      Real estate                             6,861        6,709          6,638
      Corporate                                  -            -              -
                                          --------------------------------------

                                          $   20,061   $   20,513    $   21,462
                                          ======================================

Capital expenditures:
      Oil and gas                         $      2,887 $      5,876 $     3,208
      Real estate                                6,770           -        6,000
      Corporate                                     -            -           -
                                          --------------------------------------

                                          $      9,657 $      5,876 $     9,208
                                          ======================================

Corporate revenues consist principally of interest income.

Operating profit consists of net revenues less applicable operating expenses. Corporate administrative and general expenses are allocated to each of the industry segments and to general corporate expenses based on management's estimates of time devoted to each segment and general corporate matters

Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist primarily of cash, short-term investments, and corporate office equipment.

Note 8 - Impairment of Long-Lived Assets

At August 31, 1997, the Company determined that certain oil and gas properties were uneconomic. In accordance with Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" an impairment loss was recognized. Oil and gas leasehold and intangible drilling costs with a net book value of $352,645 were written off.

Note 9 - Subsequent Events

Effective September 2, 1997, the Company issued 21,366,620 shares of its common stock in exchange for all of the issued and outstanding common stock of Double Eagle Petroleum, Inc. (Double Eagle). Double Eagle is a privately held oil and gas exploration and production company operating in Oklahoma. The business combination will be accounted for as a purchase with Double Eagle being designated the purchasing entity.

Subsequent to year end, the Company entered into a $25,000,000 line of credit facility with a bank bearing interest at the bank's base rate plus 1%, with interest payable monthly. Borrowings under the line of credit are limited to a borrowing base determined by the bank based upon engineering reports submitted to the bank. Included in the line of credit facility is a $700,000 term loan bearing interest at 17%, payable in quarterly installments of $43,750, plus accrued interest beginning February 28, 1998, with all principal and interest due November 1999. The line of credit and term loan are collateralized by all principal producing properties of the Company.

Note 10-Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following supplemental historical and reserve information is presented in accordance with Financial Accounting Standards Board (FASB) Statement No. 69, "Disclosure of Oil and Gas Producing Activities".

Capitalized Costs

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion and amortization at August 31, 1997 and 1996 were as follows:

                                                            1997       1996
                                                         -----------------------
Capitalized costs -
   proved properties                                       $226,830  $1,102,000

Less accumulated depreciation,
   depletion and amortization                               139,150     651,000
                                                         -----------------------

                                                          $  87,680  $  451,000
                                                         =======================

Costs incurred

Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration and development activities for the years ended August 31, 1997, 1996 and 1995 were as follows:

                                               1997         1996          1995
                                           -------------------------------------
Property acquisition costs -
   proved properties                           $2,887   $       -    $       -
Development                                        -         6,000        3,000
                                           -------------------------------------
                                               $2,887       $6,000       $3,000

Results of Operations

The results of operations from oil and gas activities for the years ended August 31, 1997, 1996 and 1995 were as follows:

                                            1997          1996         1995
                                        ----------------------------------------
Oil and gas sales                        $  44,254     $  51,885      $  42,210
Production costs                           (71,272)      (60,111)       (54,341)
Depreciation, depletion and
 amortization                              (13,200)      (13,531)       (13,889)
Write down of oil and gas properties      (352,645)           -              -
                                        ========================================
Results of operations from oil and gas
 producting activities (excluding
 corporate overhead and interest cost)  $ (392,863)    $ (21,757)     $ (26,020)
                                        ========================================

Estimated Quantities of Proved Oil and Gas Reserves

The estimates of changes in the Company's net proved developed and undeveloped oil and natural gas reserves during the year ended August 31, 1997 are based on management's determination that the remaining oil and natural gas reserves are uneconomic. The estimates of changes in the Company's net proved developed and undeveloped oil and natural gas reserves for the year ended August 31, 1996 and 1995 were made by an independent reservoir engineer. Reserve estimates are based on a complex and highly interpretative process which is subject to continuous revisions as additional production and development drilling information becomes available. The quantities reported below are only those amounts which the Company can reasonably expect to recover from known reservoirs under existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported are located in the United States and in the State of Oklahoma. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

                                    Natural Gas             Oil and Condensate
                              -------------------------  -----------------------
                                      (MCF)                      (Bbls)
                               1997     1996     1995     1997    1996     1995
                               ----     ----     ----     ----    ----     ----
Proved developed and
  undeveloped reserves
      Beginning of year       5,301    4,432   34,714   74,270  66,158   54,393
      Revisions of previous
         estimates           (4,750)   1,593    4,340  (71,862) 10,822   14,189

      Production               (551)    (724)    (642)  (2,408) (2,770)  (2,424)
      Sales of minerals-in-place -        -   (33,980)      -       -        -
                              --------------------------  ----------------------

      End of year                 -    5,301    4,432      180  74,210   66,158
                              ==========================   =====================

Proved developed reserves
      Beginning of year        5,301   4,432   20,698   38,582  30,470   18,705
      End of year                 -    5,301   4,432        -   38,582   30,470

Based on information available as of the date of the issuance of these financial statements, there has been no major discovery or event that is believed to have caused a significant change in the estimated proved reserves of the Company, except as otherwise disclosed in Note 9 - Subsequent Events. There have been no reports filed with any federal agency or authority since the beginning of the last fiscal year giving estimates of total proved oil and gas reserves other than reports filed with the Securities and Exchange Commission.

Standardized Measure of Discounted Future Net Cash Flows and Changes There in Relating to Proved Oil and Gas Reserves

Estimated future cash flows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense, if any, is calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved. The resulting future net cash flows are then discounted using a rate of 10% per annum.

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

The standardized measures of discounted future net cash flows as of August 31, 1997, 1996 and 1995 are as follows:

                                      1997           1996               1995
                                 -----------------------------------------------

Fututre cash inflows             $      -         $1,527,000         $1,082,000
Future production costs                 -           (705,000)          (509,000)
Future development costs                -           (130,000)          (100,000)
                                 -----------------------------------------------

Future net cash flows*                   -           692,000            473,000

10% annual discount for estimated
   timing of cash flows                  -           297,000            202,000
                                 -----------------------------------------------

Standardized measure of
discounted future net cash flows $       -         $ 395,000          $ 271,000
                                 ===============================================

* Future net cash flows do not include estimated future net salvage value of lease and well equipment of $120,000 at August 31, 1997, 1996 and 1995. The estimated future net salvage value of lease and well equipment pertains primarily to tank batteries, flow lines, pumping units and motors and other surface equipment.

Following is an analysis of changes in the estimated standardized measure of discounted future net cash flows during the years ended August 31, 1997, 1996 and 1995:


                                                1997        1996         1995
                                            ------------------------------------

Standardized measure, beginning of year       $395,000    $271,000     $280,000
Sales and transfers of oil and gas produced,
  net of production costs                       26,000       8,000       12,000
Net changes in prices and production costs          -      (25,000)    (158,000)
Sales of minerals-in-place                          -           -       (23,000)
Revisions of previous quantity estimates      (421,000)    118,000      170,000
Accretion of discount                               -       27,000       27,000
Other, primarily changes in the timing of
  production and development                        -       (4,000)     (37,000)
                                             -----------------------------------

Standardized measure, end of year            $      -     $395,000     $271,000
                                             ===================================

                            OIL CITY PETROLEUM, INC.
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                   YEARS ENDED AUGUST 31, 1997, 1996, AND 1995

                                                           Other
                   Balance at                            Changes -    Balance
                   Beginning     Additions                  Add       at End of
                        of
Classification        Period      at Cost   Retirements  (Deduct)     Period
--------------     ------------  ---------  -----------  --------     --------
Year ended
August 31, 1997:
 Producing oil and
  gas properties     $1,094,018    $2,887   $    -   $(878,020)(4)   $ 218,885
 Field equipment          7,945        -         -          -            7,945
 Building, land and
 office equipment       254,331     6,770        -          -          261,101
                     -----------------------------------------------------------
                     $1,356,294    $9,657   $    -   $(878,020)        487,931
                     ===========================================================


Year ended
August 31, 1996:
  Producing oil
  and gas properties $1,088,142    $5,876   $    -   $     -        $1,094,018
  Field equipment         7,945        -         -         -             7,945
  Building, land and
   office equipment     306,393        -     52,062(3)     -           254,331
                     -----------------------------------------------------------

                     $1,402,480    $5,876     $   52,062     $       $1,356,294
                     ===========================================================


Year ended
August 31, 1995:
   Producing oil and
    gas properties   $1,121,292    $3,208     $36,358(1)     $       $1,088,142
   Field equipment       58,954          -     51,009(2)       -          7,945
   Building, land and
    office equipment    300,393     6,000           -          -        306,393
                     -----------------------------------------------------------

                     $1,480,639    $9,208     $87,367        $       $1,402,480
                     ===========================================================

Depreciation, depletion and amortization of producing oil and gas properties is provided for on the unit-of-production basis. Depreciation of other property and equipment is provided for using the straight-line method over the estimated useful lives, which are 10 years for field equipment, 31-1/2 years for buildings and 5 years for office equipment.

(1) Represents  the sale of the Swann gas lease in July,  1995.
(2) Represents write-off of fully  depreciated  field equipment no longer owned.
(3) Represents sale of warehouse and yard facilities in Oil City, Louisiana in December, 1995.
(4) Represents write-off of uneconomic properties.

                            OIL CITY PETROLEUM, INC.
              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                   YEARS ENDED AUGUST 31, 1997, 1996, AND 1995

                                 Addition                  Other
                    Balance at  Charged to               Changes -    Balance
                   Beginning of  Costs and                  Add      at End of
Classification        Period     Expenses   Retirements  (Deduct)     Period
--------------     ------------  ---------  -----------  ---------   ---------
Year ended August 31, 1997:
   Producing oil and
    gas properties     $643,380    $13,201     $ -    $(525,376)(1)   $131,205
   Field equipment        7,945                  -                       7,945
   Building, land and
    office equipment     61,391      6,860       -            -         68,251
                       ---------------------------------------------------------
                       $712,716    $20,061     $ -    $(525,376)      $207,401
                       =========================================================



Year ended
August 31, 1996:
  Producing oil and
   gas properties      $629,849     $13,531    $ -          $  -      $643,380
  Field equipment         7,945          -       -             -         7,945
  Building, land and
   office equipment      98,706       6,982   44,297           -        61,391
                       ---------------------------------------------------------

                       $736,500     $20,513  $44,297                  $712,716
                       =========================================================

Year ended
August 31, 1995:
  Producing oil and
   gas properties      $621,032     $13,889   $ 5,072                 $629,849
  Field equipment        58,954          -     51,009                    7,945
  Building, land and
   office equipment      91,133       7,573                             98,706
                       ---------------------------------------------------------

                       $771,119     $21,462     $56,081               $736,500
                       =========================================================



(1) Represents write-off of accumulated depreciation, depletion and amortization of uneconomic properties.