Form 10-Q
period 1997-11-30
OIL CITY PETROLEUM INC
filed 1999-03-26
CIK 277952

FORM - 10Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 Quarter Ended November 30, 1997                 Commission File Number  0-9098


                            OIL CITY PETROLEUM, INC.

             (Exact name of Registrant as specified in its Charter)


            Texas                                           75-1614001
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I. R. S. Employer Identification No.)
 incorporation or organization)


          3015 East Skelly Dr., Ste #450                       74105
     ----------------------------------------                ----------
     (Address of principal executive offices)                (Zip Code)


                                 (918) 743-6555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for at  least  the  past  90  days.       Yes         No    X
                                                                      ----------
The Registrant had 29,000,000 shares of common stock, no par value outstanding as of the close of the period covered by this report.

                            OIL CITY PETROLEUM, INC.

                                      INDEX



                         PART I. FINANCIAL INFORMATION


Item 1.            Financial Statements (Unaudited)


                   Balance Sheet - November 30, 1997 and
                   August 31, 1997                                        3


                   Statement of Operations - Three Months Ended
                   November 30, 1997 and 1996                             5


                   Statement of Cash Flows - Three Months Ended
                   November 30, 1997 and 1996                             6


                   Consolidated Statements of Stockholders'
                   Equity                                                 7


                   Notes to Financial Statements                          8


 Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8


 PART II.          OTHER INFORMATION


 Item 6.           Exhibits and Reports on Form 8-K                       9


SIGNATURES

PART I - FINANCIAL INFORMATION



                                  OIL CITY PETROLEUM, INC.
                         Notes to Consolidated Financial Statements
                                         Unaudited
                                     November 30, 1997


(1)   General

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending August 31, 1997. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K for the year ended August 31, 1997.

The Company

Oil City Petroleum Inc., a Texas corporation ("the Company"), is an oil and natural gas company headquartered in Tulsa, Oklahoma. The Company has historically been engaged in the production. and exploration of crude oil and natural gas in Oklahoma and Texas and currently operates 142 wells and produces 191 BOPD and 512 MCFPD to the Company's interest.

Historical Background

Oil City Petroleum, Inc. was incorporated in the State of Texas on August 4, 1978. The Company has historically been an oil and natural gas producer in the Oklahoma and Texas. On September 2, 1997, the Company acquired all. of the issued and outstanding capital stock of Double Eagle Petroleum, Inc., a privately held oil and natural gas producer located in Tulsa, Oklahoma. Under the terms of the Agreement, Double Eagle became a wholly-owned subsidiary of the Company in exchange for the issuance of 21,366,620 shares of the Company's common stock to the shareholders of Double Eagle. As a result of the acquisition of Double Eagle, two of the Directors of the Company resigned, Mr. Herman E. Nichols and Mr. Jay D. Kipfer. Messers R.A. Sellers Jr., James G. Borem, and R.A. Sellers III were elected to the Board and appointed Chairman President and Vice President, respectively. In addition the Company appointed Mr. Bill W. Carter as Vice President- Operations; Mr. L. C. Cobb as Vice President- Land and Acquisitions and Faye E. Cobb as Controller.

(2)  ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form. 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Report on Form 8-K disclosure statement for the acquisition of Double Eagle and included herein by this reference.


(3)  NOTE PAYABLE

Subsequent to the acquisition of Double Eagle, the Company executed a promissory note and mortgage with a bank providing a Line of Credit facility of $25,000,000 and bearing interest at the bank's prime lending rate plus 1%. Included in the Line of Credit facility is a Term Loan Line of Credit in the amount of $700,000 and bearing interest at 17% per annum payable in quarterly installments of $43,570, plus accrued interest and beginning February 28, 1998, with all principal and interest due November 30, 1999. As of November 30, 1997, $
3,568,514 has been advanced on the note. Accrued interest is due and payable monthly at the bank's prime rate which was 10.5 % on November 30, 1997. The note is secured by a mortgage on substantially all of the oil and gas properties owned by the Company.



                            OIL CITY PETROLEUM. INC.
                                  BALANCE SHEET
                                   (UNAUDITED)







                   ASSETS                          Nov. 30,          Aug. 31,
                                                     1997              1997
                                                ---------------    -------------

Current Assets:

     Cash                                           $  149,469     $
     Short-term Investments                                              25,000
     Accounts Receivable                               764,290           27,961
     Crude Oil Inventory                                30,000            6,005
        Shop and Yard Inventory                         45,709
     Other Current Assets                               98,152            3,275
                                                ---------------    -------------

     Total Current Assets                            1,087,620           62,241
                                                ---------------    -------------

Property and Equipment, at Cost:
     Oil and Gas Properties                          5,758,047          218,885
     Field Equipment                                   236,250            7,945
     Building, Land and Office Equipment               422,894          261,101
                                                ---------------    -------------

     Total Property and Equipment, at Cost           6,417,191          487,931

     Less Accumulated Depreciation,
Depletion,
       and Amortization                               (922,480)        (207,401)
                                                ---------------    -------------

     Net Property and Equipment                      5,494,711          280,530
                                                ---------------    -------------

Other Assets
     Investments - Double Eagle Management
       Services, Inc.                                  109,685

Total Other Assets                                   6,692,016          342,771
                                                ---------------    -------------






                          SEE NOTES TO FINANCIAL STATEMENT



                                  OIL CITY PETROLEUM, INC.
                                       BALANCE SHEET
                                        (UNAUDITED)




                                                   Nov. 30,            Aug. 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 1997                1997
------------------------------------
                                               --------------      -------------


Current Liabilities:

    Accounts Payable                              $  569,666          $  42,035
    Accrued Liablilities                              56,946
    Deferred Costs                                   263,990
    Current Portion of Long-Term Debt                803,149             13,512
    Note and Accrued Interest Payable to
Affiliate
                                               --------------      -------------

    Total Current Liabilities                      1,693,751             55,547
                                               --------------      -------------

Long-Term Debt                                     2,765,365            133,878
                                               --------------      -------------

Shareholders' Equity:

    Common Stock, .001 Value - Authorized
       30,000,000 Shares, Issued and
Outstanding
       29,000,000 Shares                              29,000          5,692,571
    Additional Paid-In Capital                    10,913,352          3,265,614
    Retained Earnings                             (8,673,202)        (8,804,839)
    Net Income (Loss)                               (36,250)
                                               --------------      -------------

       Total Shareholder's Equity                  2,232,900            153,346
                                               --------------      -------------

Total Liabilities and Shareholders' Equity         6,692,016            342,771
                                               --------------      -------------




                        SEE NOTES TO FINANCIAL STATEMENTS



                            OIL CITY PETROLEUM, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           November 30,
                                                            1997 1996

Revenues:

     Oil and Gas Sales                               375,172             16,217
                                               --------------      -------------

Costs and Expenses:
     Lease Operating Expenses                        330,645             13,160
     Depreciation, Depletion & Amortization           57,727              4,974
     Administrative and General                      168,669             32,125
     Interest                                         38,005             26,503
     Total Operating Expense                         595,046             76,762
                                               --------------      -------------

Net Operating Income or (Loss)                     (219,874)            (60,545)
                                               --------------      -------------

Other Income (Expenses)
     Interest Income                                     312                324
     Other Income                                    185,187
     Gain/Loss on Write Down                          (1,875)
     Gain (Loss) on Sale of Assets
     Rental Income                                         0              9,929
     Rental Expense                                                       4,237
Total Other Income & Expense                         183,624              6,016
                                               --------------      -------------

Net Income Before Taxes                              (36,250)           (54,529)
Income Tax - Current
Income Tax - Deferred
                                               --------------      -------------

Net Income (Loss)                                    (36,250)           (54,529)


Net Income or (Loss) Per Share                                            (0.01)
                                                      (0.001)
                                               --------------      -------------

Average Number of Shares Outstanding              29,000,000          14,912,492
                                               --------------      -------------


                        SEE NOTES TO FINANCIAL STATEMENTS

                                        5



                            OIL CITY PETROLEUM, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED

                                                             THREE MONTHS ENDED
                                                                November 30,
                                                        ------------------------
                                                            1997          1996
                                                        -------------  ---------
Cash Flows from Operating Activities:

     Net Loss                                             (36,250)      (54,529)
                                                        -------------  ---------

Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:                              4,974
        Depreciation, Depletion, and Amortization          42,692        22,340
        Reduction in Deferred Oil/Gas Income             (684,440)
        Net (Gain) Loss on Sale of Assets
        Change in Assets and Liabilities:
           (Increase) Decrease in Receivables            (396,415)          454
           (Increase) Decrease in Revenue Receivables    (137,205)
           (Increase) Decrease in Inventory               118,443
            Increase in Accounts Payable                  248,171
            Increase in Accrued Liabilities                24,369        (1,377)
            Increase in Deferred Cost                     233,990
            Decrease in Deferred Income Tax              (108,040)
            Increase in Other Assets                      (57,683)        6,125
Total Adjustments                                        (716,118)       32,516
                                                        -------------  ---------

        Net Cash Used in Operating Activities            (752,368)      (22,013)
                                                        -------------  ---------

Cash Flows from Investing Activities:
        Investments - Double Eagle Management Services   (109,685)
Inc.
        Expenditures for Property and Equipment        (2,025,683)       (6,770)
Net Cash used in Investing Activities                  (2,135,368)       (6,770)
                                                        -------------  ---------

Cash Flows from Financing Activities:
     Increase in Borrowings from Affiliate                               36,839
     Principle Payments on Long-term Debt                                 2,925)
     Borrowing on Debt                                  2,372,462
     Increase in Restructuring Oil City Petroleum         695,494
Equity

        Net Cash Provided by Financing Activities:      3,067,956        33,914
                                                        -------------  ---------

Net Increase (Decrease) in Cash                           180,220         5,131

Cash at Beginning of Year                                 (30,751)          311
                                                        -------------  ---------

Cash at End of Period                                     149,469         5,442

                        SEE NOTES TO FINANCIAL STATEMENTS
                                        6




                                                       OIL CITY PETROLEUM, INC.
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                  THREE MONTHS ENDED NOVEMBER 30, 1997 - YEAR ENDED AUGUST 31, 1997

                                                                Additional                                   Total
                                        Common     Stock          Paid-In       Retained      Treasury     Stockholders'
                                     --------------------------
                                                   Par Value      Capital       Earnings       Stock         Equity
                                     Shares

                                     -----------   ------------  -----------    -----------  ---------    ------------
Balance, August 31, 1994             14,912,492     $5,692,571   $1,567,243     (7,732,215)                  (472,401)


Net loss                                                                          (252,945)                  (252,945)
                                    ------------   ------------  ------------   -----------  ---------    ------------
Balance, August 31, 1995             14,912,492      5,692,571    1,567,243     (7,985,160)                  (725,346)

Net loss                                                                                                     (222,095)
                                     ----------    ------------  -----------    ------------               -----------

Balance, August 31, 1996             14,912,492      5,692,571    1,567,243     (8,207,255)                  (947,441)

Issuance of common stock              1,605,806                   1,698,371                                 1,698,371

Surrender of common stock                                                                     8,285,998


Net loss                                                                          (597,584)                  (597,584)

                                     ----------    ------------  -----------    ------------  ---------    -----------
Balance, August 31, 1997             16,518,298     $5,692,571   $3,265,614     (8,804,838)   8,285,998       153,346
                                     ----------    ------------  -----------    ------------  ---------    -----------

Treasury Stock  8/31/97              (8,285,998)

Issuance of Common Stock             20,767,700     (5,663,571)   7,647,738        131,637                  2,115,804
Net Loss for 3 months ended                                                        (36,250)                   (36,250)
Balance, November 30, 1997           29,000,000         29,000   10,913,352     (8,709,452)                 2,232,900
                                    ------------   ------------  -----------    -------------  ---------  ------------

                                                  SEE NOTES TO FINANCIAL STATEMENTS

                                                                 7


Item 2.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                     GENERAL

 RESULT OF OPERATIONS

 The following is a discussion of the results of operations of the Company for the three months ended November 30, 1997. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

 The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of total sales volumes, (iii) the level of lease operating expenses, and (iv) the level of and interest rates on borrowings. Total sales volumes for oil and natural gas are significantly impacted by the degree of success the Company experiences in its efforts to maintain or increase production from its existing oil and gas properties through its development activities.

 Average sales prices received by the Company for oil and gas have historically fluctuated significantly from period to period. Fluctuations in oil prices during these periods reflect market uncertainty as well as concerns related to the global supply and demand for crude oil. Average gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Spot market gas prices have generally declined in recent years because of lower worldwide energy prices as well as excess deliverability of natural gas in the United States. Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity. Management presently believes that the level of crude prices worldwide are too low to be sustained for any extended period and that prices will rebound to previous levels.

Quarter ended November 30, 1997 compared to Quarter ended November 30, 1996. Revenues for the three months ending November 30, 1997 were $ 375,172 compared to $ 16,217 for the comparable quarter ended November 30 , 1996 and reflects an increase in the operating revenue from the Company's oil and gas operations as a result of the acquisitions of (1) Double Eagle and the oil and gas properties acquired from (2) Enserch Exploration, Inc.
Production operating expenses were $ 330,172 for the quarter ended November 30, 1997 compared to $ 13,160 for the quarter ended November 30, 1996 and reflects an increase due to the acquisition of Double Eagle Petroleum Corporation and the oil and gas properties acquired from Enserch Exploration, Inc.

General and administrative costs increased to $ 168,669 for the three months ending November 30, 1997 from $ 32,125 for the same period a year earlier and primarily reflects the increased level of the Company's activity in its oil and gas production as a result of the Double Eagle acquisition. G & A should increase significantly as the

Company begins continues to acquire additional properties and initiates a corporate public relations campaign.

The Company had an after-tax net loss of $ 36,250 ( $0.001 per share) for the quarter ended November 30, 1997 compared to a net. loss of $ 54,529 ( $0.01 per share) for the comparable quarter a year earlier. The decrease in the net loss in income is attributable primarily to an increase in the revenues as a result of the Double Eagle acquisition and is offset by an attendant increase in G & A. The Company expects to continue to experience losses during the periods of significant growth of the Company.

CAPITAL RESOURCES AND LIQUIDITY

The Company's capital requirements relate primarily to the development of its oil and gas properties. Prior to the change in control, the Company funded its very limited activities from cash flow. The Company, through its subsidiaries, has established credit facilities with a bank to facilitate the funding of its operations, has sold oil and gas properties to provide working capital and has from time to received unsecured loam from its principal shareholder.

The level of the Company's capital expenditures will vary in the future depending on energy market conditions and upon the level of acquisition activity achieved by the Company. The Company anticipates that its cash flow will not be sufficient to fund its operations and debt service at their current levels for the next year and that additional capital will be required. There is no assurance that the Company will have sufficient funds to meet its obligations.

The Company's bank credit facility consists of a revolving credit facility under which the Company has available to it a revolving line of credit in the principal amount of $3,400,000 including the term loan discussed under Notes Payable above. The Company is required to make interest payments monthly with interest accruing at a varying rate based on the sum of the bank's prime lending rate ( 10.5 % at November 30, 1997 ). The revolving line of credit is secured by substantially all of the Company's oil and gas properties. At November 30, 1997 the outstanding balance under the Company's credit facilities with its Bank totaled $ 3,313,657.

At November 30, 1997 the Company had current assets of $ 1,087,620 and current liabilities of $ 1,693,751 which resulted in negative working capital of $ 606,131 which is primarily comprised of senior bank debt and notes payable to shareholders and accounts payable. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of oil and gas, and the Company's ability to successfully acquire additional oil and natural gas properties at reasonable prices, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations or to otherwise curtail its activities.

SEASONALITY

The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

INFLATION AND PRICES

The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict.

                                  PART I[

                           OTHER INFORMATION





 Item 1.           Legal Proceedings.  Not applicable.


 Item 2.           Changes in Securities.  Not applicable.


 Item 3.           Defaults Upon Senior Securities.  Not applicable.


 Item 4. Submission to Matters to a Vote of Security Holders. Not applicable.


 Item 5.           Other Information.  Not applicable.


  Item 6,          Exhibits and Reports on Form 8-K

                   (a)   Exhibits

                         Not applicable.

                   (b)   Current Report on Form 8-K

                         Acquisition of Double Eagle Petroleum, Inc.

                         Dated  September 1, 1997

                                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                     Oil City Petroleum, Inc.

                                                     By: /s/ James G. Borem
                                                         -----------------------
                                                             James G. Borem
                                                             President and Chief
                                                             Executive Officer




Dated: March 25, 1999