Form 10-Q
period 1998-02-28
OIL CITY PETROLEUM INC
filed 1999-03-29
CIK 277952

FORM - 10Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 Quarter Ended February 28, 1998                  Commission File Number  0-9098


                            OIL CITY PETROLEUM, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            Texas                                           75-1614001
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I. R. S. Employer Identification No.)
 incorporation or organization)


          3015 East Skelly Dr., Ste #450                       74105
     ----------------------------------------                ----------
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

                            OIL CITY PETROLEUM, INC.

                                      INDEX



                         PART I. FINANCIAL INFORMATION


Item 1.            Financial Statements (Unaudited)


                   Balance Sheet - February 28, 1998 and
                   August 31, 1997                                        3


                   Statement of Operations - Six Months Ended
                   February 28, 1998 and 1997                             5


                   Statement of Cash Flows - Six Months Ended
                   February 28, 1998 and 1997                             6


                   Consolidated Statements of Stockholders'
                   Equity                                                 7


                   Notes to Financial Statements                          8


 Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8


 PART II.          OTHER INFORMATION


 Item 6.           Exhibits and Reports on Form 8-K                       9


SIGNATURES

PART I - FINANCIAL INFORMATION



                            OIL CITY PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                February 28, 1998


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

The Company

Oil City Petroleum Inc., a Texas corporation ("the Company"), is an oil and natural gas company headquartered in Tulsa, Oklahoma. The Company has historically been engaged in the production. and exploration of crude oil and natural gas in Oklahoma and Texas and currently operates 142 wells and produces 116 BOPD and 739 MCFPD to the Company's interest.

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


(3)  NOTE PAYABLE

Subsequent to the acquisition of Double Eagle, the Company executed a promissory note and mortgage with a bank providing a Line of Credit facility of $25,000,000 and bearing interest at the bank's prime lending rate plus 1%. Included in the Line of Credit facility is a Term Loan Line of Credit in the amount of $700,000 and bearing interest at 17% per annum payable in quarterly installments of $43,570, plus accrued interest and beginning February 28, 1998, with all principal and interest due November 30, 1999. As of February 28, 1998 $3,278,657 has been advanced on the note. Accrued interest is due and payable monthly at the bank's prime rate which was 9.5 % on November 30, 1997. The note is secured by a mortgage on substantially all of the oil and gas properties owned by the Company.



                            OIL CITY PETROLEUM. INC.
                                  BALANCE SHEET
                                   (UNAUDITED)







                   ASSETS                          Feb. 28,          Aug. 31,
                                                     1998              1997
                                                ---------------    -------------

Current Assets:

     Cash                                           $  147,272     $
     Short-term Investments                                              25,000
     Accounts Receivable                             2,111,702           27,961
     Crude Oil Inventory                                30,000            6,005
        Shop and Yard Inventory                         47,195
     Other Current Assets                               27,775            3,275
                                                ---------------    -------------

     Total Current Assets                            2,363,944           62,241
                                                ---------------    -------------

Property and Equipment, at Cost:
     Oil and Gas Properties                          5,836,243          218,885
     Field Equipment                                   237,050            7,945
     Building, Land and Office Equipment               440,465          261,101
                                                ---------------    -------------

     Total Property and Equipment, at Cost           6,513,758          487,931

     Less Accumulated Depreciation,
Depletion,
       and Amortization                               (989,666)        (207,401)
                                                ---------------    -------------

     Net Property and Equipment                      5,524,092          280,530
                                                ---------------    -------------

Other Assets
     Investments - Double Eagle Management
       Services, Inc.                                  109,685
     Deferred & Organizational Cost                     58,056

Total Other Assets                                   8,055,777          342,771
                                                ---------------    -------------






                        SEE NOTES TO FINANCIAL STATEMENT



                            OIL CITY PETROLEUM, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)




                                                   Feb. 28,            Aug. 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 1998                1997
------------------------------------
                                               --------------      -------------


Current Liabilities:

    Accounts Payable                            $  2,077,826          $  42,035
    Accrued Liablilities                              86,289
    Deferred Costs                                   263,990
    Current Portion of Long-Term Debt                880,411             13,512
    Note and Accrued Interest Payable to
Affiliate
                                               --------------      -------------

    Total Current Liabilities                      3,308,516             55,547
                                               --------------      -------------

Long-Term Debt                                     2,617,193            133,878
                                               --------------      -------------

Shareholders' Equity:

    Common Stock, .001 Value - Authorized
       30,000,000 Shares, Issued and
Outstanding
       29,000,000 Shares                              29,000          5,692,571
    Additional Paid-In Capital                    10,913,352          3,265,614
    Retained Earnings                             (8,673,202)        (8,804,839)
    Net Income (Loss)                               (139,082)
                                               --------------      -------------

       Total Shareholder's Equity                  2,130,068            153,346
                                               --------------      -------------

Total Liabilities and Shareholders' Equity         8,055,777            342,771
                                               --------------      -------------




                        SEE NOTES TO FINANCIAL STATEMENTS



                             OIL CITY PETROLEUM, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                            THREE MONTHS ENDED              SIX MONTHS ENDED
                               February 28,                    February 28,
                            1997         1998               1997         1996

Revenues:

     Oil and Gas Sales     524,372        13,472          899,543        29,690
                        -----------     ---------      -----------    ----------

Costs and Expenses:
     Lease Operating Exp.  340,743        11,322          671,388        24,481
     Deprec., Depletion
     & Amortization         72,619         4,974          130,346         9,948
     General @ Admin.      137,416        22,006          306,085        54,131
     Interest              104,746        27,059          142,751        53,563
     Total Operating
      Expense              655,524        65,361          595,046        76,762
                         -----------    ----------     -----------    ----------

Net Operating Income
or (Loss)                 (131,152)      (51,889)        (351,027)     (112,433)
                         -----------    ----------     -----------    ----------

Other Income (Expenses)
     Interest Income          194            323              506           647
     Other Income          20,836                         206,024
     Gain/Loss on
     Write Down                                            (1,875)
     Gain(Loss)on Sale
     of Assets              7,290            100            7,290           100
     Rental Income              0         10,935                0        20,863
     Rental Expense             0        (10,406)               0       (14,644)
Total Other Income
& Expense                  28,320            952          211,945         6,966
                        -----------    ----------      -----------    ----------

Net Income Before Taxes  (139,082)      (105,467)       (139,082)      (105,467)
Income Tax - Current
Income Tax - Deferred
                       -----------     ----------      -----------    ----------

Net Income (Loss)        (139,082)      (105,467)       (139,082)      (105,467)


Net Income or (Loss)
Per Share                  (0.003)         (0.01)         (0.005)         (0.01)
                       -----------     ----------      -----------    ----------

Average Number of
Shares Outstanding      29,000,000     14,912,492     29,000,000     14,912,492
                       -----------     ----------     ------------   -----------


                        SEE NOTES TO FINANCIAL STATEMENTS

                                        5



                            OIL CITY PETROLEUM, INC.
                            STATEMENT OF CASH FLOWS
                                   (UNAUDITED

                                                             THREE MONTHS ENDED
                                                                February 28,
                                                        ------------------------
                                                            1998          1997
                                                        -------------  ---------
Cash Flows from Operating Activities:

     Net Loss                                             (36,250)      (54,529)
                                                        -------------  ---------

Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:                              9,948
        Depreciation, Depletion, and Amortization          72,619        45,313
        Reduction in Deferred Oil/Gas Income                    0
        Net (Gain) Loss on Sale of Assets
        Change in Assets and Liabilities:
           (Increase) Decrease in Receivables            (711,230)        1,148
           (Increase) Decrease in Revenue Receivables    (636,182)
           (Increase) Decrease in Inventory                (1,487)
            Increase in Accounts Payable                1,508,161
            Increase in Accrued Liabilities                29,342        (5,565)
            Increase in Deferred Cost                           0
            Decrease in Deferred Income Tax                     0
            Increase in Other Assets                        1,934         2,860
Total Adjustments                                        (716,118)       53,704
                                                        -------------  ---------

        Net Cash Used in Operating Activities             124,075       (51,763)
                                                        -------------  ---------

Cash Flows from Investing Activities:
        Investments - Double Eagle
        Management Services Inc.                                0
        Expenditures for Property and Equipment           (91,612)       (6,770)
Net Cash used in Investing Activities                     (91,612)       (6,770)
                                                        -------------  ---------

Cash Flows from Financing Activities:
     Increase in Borrowings from Affiliate                               73,410
     Principle Payments on Long-term Debt                (135,911)       (5,927)
     Borrowing on Debt                                     65,000
     Increase in Restructuring Oil City Petroleum          36,250
Equity

        Net Cash Provided by Financing Activities:        (34,661)       67,483
                                                        -------------  ---------

Net Increase (Decrease) in Cash                            (2,198)        8,950

Cash at Beginning of Year                                 149,469          311
                                                        -------------  ---------

Cash at End of Period                                     147,271         9,261

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

                                                  SEE NOTES TO FINANCIAL STATEMENTS

                                                                 7


Item 2.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                     GENERAL

 RESULT OF OPERATIONS

 The following is a discussion of the results of operations of the Company for the three months ended February 28, 1998. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

Quarter ended February 28, 1998 compared to Quarter ended February 28, 1997. Revenues for the three months ending February 28, 1998 were $ 524,372 compared to $ 13,472 for the comparable quarter ended February 28, 1997 and reflects an increase in the operating revenue from the Company's oil and gas operations as a result of the acquisitions of (1) Double Eagle and the oil and gas properties acquired from (2) Enserch Exploration, Inc.

Production operating expenses were $ 340,743 for the quarter ended Feburary 28, 1998 compared to $ 11,322 for the quarter ended February 28, 1997 and reflects an increase due to the acquisition of Double Eagle Petroleum Corporation and the oil and gas properties acquired from Enserch Exploration, Inc.

General and administrative costs increased to $ 137,416 for the three months ending February 28, 1998 from $ 22,006 for the same period a year earlier and primarily reflects the increased level of the Company's activity in its oil and gas production as a result of the Double Eagle acquisition. G & A should increase significantly as the

Company begins continues to acquire additional properties and initiates a corporate public relations campaign.

The Company had an after-tax net loss of $ 102,832 ($0.004 per share) for the quarter ended February 28, 1998 compared to a net. loss of $ 50,937 ($0.034 per share) for the comparable quarter a year earlier. The decrease in the net loss in income is attributable primarily to an increase in the revenues as a result of the Double Eagle acquisition and is offset by an attendant increase in G & A. The Company expects to continue to experience losses during the periods of significant growth of the Company.

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

The Company's bank credit facility consists of a revolving credit facility under which the Company has available to it a revolving line of credit in the principal amount of $3,400,000 including the term loan discussed under Notes Payable above. The Company is required to make interest payments monthly with interest accruing at a varying rate based on the sum of the bank's prime lending rate ( 9.5 % at November 30, 1997 ). The revolving line of credit is secured by substantially all of the Company's oil and gas properties. At November 30, 1997 the outstanding balance under the Company's credit facilities with its Bank totaled $ 3,278,657.

At February 28, 1998 the Company had current assets of $ 2,363,944 and current liabilities of $ 3,308,516 which resulted in negative working capital of $ 944,572 which is primarily comprised of senior bank debt and notes payable to shareholders and accounts payable. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of oil and gas, and the Company's ability to successfully acquire additional oil and natural gas properties at reasonable prices, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations or to otherwise curtail its activities.

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