Form 10-Q
period 1998-05-31
OIL CITY PETROLEUM INC
filed 1999-04-08
CIK 277952

FORM - 10Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 Quarter Ended May 31, 1998                       Commission File Number  0-9098


                            OIL CITY PETROLEUM, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            Texas                                           75-1614001
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I. R. S. Employer Identification No.)
 incorporation or organization)


          3015 East Skelly Dr., Ste #450                       74105
     ----------------------------------------                ----------
     (Address of principal executive offices)                (Zip Code)


                                 (918) 743-6555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for at  least  the  past  90  days.       Yes         No    X
                                                                      ----------
The Registrant had 29,300,000 shares of common stock, no par value outstanding as of the close of the period covered by this report.

                            OIL CITY PETROLEUM, INC.

                                      INDEX



                         PART I. FINANCIAL INFORMATION


Item 1.            Financial Statements (Unaudited)


                   Balance Sheet - May 31, 1998 and
                   August 31, 1997                                        3


                   Statement of Operations - Nine Months Ended
                   May 31, 1998 and 1997                                  5


                   Statement of Cash Flows - Nine Months Ended
                   May 31, 1998 and 1997                                  6


                   Consolidated Statements of Stockholders'
                   Equity                                                 7


                   Notes to Financial Statements                          8


 Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8


 PART II.          OTHER INFORMATION


 Item 6.           Exhibits and Reports on Form 8-K                       9


SIGNATURES

PART I - FINANCIAL INFORMATION



                            OIL CITY PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                   May 31, 1998


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

The Company

Oil City Petroleum Inc., a Texas corporation ("the Company"), is an oil and natural gas company headquartered in Tulsa, Oklahoma. The Company has historically been engaged in the production. and exploration of crude oil and natural gas in Oklahoma and Texas and currently operates 142 wells and produces 167 BOPD and 619 MCFPD to the Company's interest.

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


(3)  NOTE PAYABLE

Subsequent to the acquisition of Double Eagle, the Company executed a promissory note and mortgage with a bank providing a Line of Credit facility of $25,000,000 and bearing interest at the bank's prime lending rate plus 1%. Included in the Line of Credit facility is a Term Loan Line of Credit in the amount of $700,000 and bearing interest at 17% per annum payable in quarterly installments of $43,570, plus accrued interest and beginning February 28, 1998, with all principal and interest due November 30, 1999. As of May 31, 1998 $3,200,000 has been advanced on the note. Accrued interest is due and payable monthly at the bank's prime rate which was 9.5 % on November 30, 1997. The note is secured by a mortgage on substantially all of the oil and gas properties owned by the Company.



                            OIL CITY PETROLEUM. INC.
                                  BALANCE SHEET
                                   (UNAUDITED)







                   ASSETS                           May 31,          Aug. 31,
                                                     1998              1997
                                                ---------------    -------------

Current Assets:

     Cash                                           $  116,649     $          0
     Short-term Investments                                              25,000
     Accounts Receivable                             1,756,036           27,961
     Crude Oil Inventory                                36,616            6,005
        Shop and Yard Inventory                         56,126                0
     Other Current Assets                               15,601            3,275
                                                ---------------    -------------

     Total Current Assets                            1,981,028           62,241
                                                ---------------    -------------

Property and Equipment, at Cost:
     Oil and Gas Properties                          4,964,090          218,885
     Field Equipment                                         0            7,945
     Building, Land and Office Equipment               315,325          261,101
                                                ---------------    -------------

     Total Property and Equipment, at Cost           5,279,415          487,931

     Less Accumulated Depreciation,
Depletion,
       and Amortization                               (798,263)        (207,401)
                                                ---------------    -------------

     Net Property and Equipment                      4,481,152          280,530
                                                ---------------    -------------

Other Assets
     Investments - Double Eagle Management
       Services, Inc.                                  116,341                0
     Deferred & Organizational Cost                     55,730                0

Total Other Assets                                   6,634,251          342,771
                                                ---------------    -------------






                        SEE NOTES TO FINANCIAL STATEMENT



                            OIL CITY PETROLEUM, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)




                                                    May 31,            Aug. 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 1998                1997
------------------------------------
                                               --------------      -------------


Current Liabilities:

    Accounts Payable                            $  2,045,867          $  42,035
    Accrued Liablilities                             106,305
    Deferred Costs                                   104,942
    Current Portion of Long-Term Debt                888,850             13,512
    Note and Accrued Interest Payable to
Affiliate
                                               --------------      -------------

    Total Current Liabilities                      3,145,964             55,547
                                               --------------      -------------

Long-Term Debt                                     2,454,525            133,878
                                               --------------      -------------

Shareholders' Equity:

    Common Stock, .001 Value - Authorized
       30,000,000 Shares, Issued and
Outstanding
       29,300,000 Shares                              29,300          5,692,571
    Treasury Stock                                   (14,318)
    Additional Paid-In Capital                     9,855,500          3,265,614
    Retained Earnings                             (8,673,202)        (8,804,839)
    Net Income (Loss)                               (163,518)
                                               --------------      -------------

       Total Shareholder's Equity                  1,033,762            153,346
                                               --------------      -------------

Total Liabilities and Shareholders' Equity         6,634,251            342,771
                                               --------------      -------------




                        SEE NOTES TO FINANCIAL STATEMENTS



                             OIL CITY PETROLEUM, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                 May 31,                         May 31,
                            1997         1998               1997         1996

Revenues:

     Oil and Gas Sales     252,352         9,916        1,151,895        39,606
                        -----------     ---------      -----------    ----------

Costs and Expenses:
     Lease Operating Exp.  178,989        15,603          850,378        40,084
     Deprec., Depletion
     & Amortization        217,020         4,974          347,366        14,922
     General @ Admin.       12,242        26,482          318,327        82,926
     Interest               95,110        27,419          237,860        80,982
     Total Operating
      Expense              503,361        74,478        1,753,931       218,914
                         -----------    ----------     -----------    ----------

Net Operating Income
or (Loss)                 (251,009)      (64,562)        (602,036)     (179,308)
                         -----------    ----------     -----------    ----------

Other Income (Expenses)
     Interest Income           10            324              516           970
     Other Income         225,821                         431,845             0
     Gain/Loss on
       Write Down               0                               0             0
     Gain(Loss)on Sale
       of Assets              742                          (1,875)          100
     Rental Income              0         10,960            8,032        31,824
     Rental Expense             0         (4,891)               0       (19,534)
Total Other Income
& Expense                 226,573          6,393          438,518        13,360
                        -----------    ----------      -----------    ----------

Net Income Before Taxes   (24,436)       (58,169)        (163,518)     (165,948)
Income Tax - Current
Income Tax - Deferred
                       -----------     ----------      -----------    ----------

Net Income (Loss)         (24,436)       (58,169)        (163,518)     (165,948)


Net Income or (Loss)
Per Share                  (0.001)         (0.01)         (0.005)         (0.01)
                       -----------     ----------      -----------    ----------

Average Number of
Shares Outstanding      29,300,000     14,912,492     29,300,000     14,912,492
                       -----------     ----------     ------------   -----------


                        SEE NOTES TO FINANCIAL STATEMENTS

                                        5



                            OIL CITY PETROLEUM, INC.
                            STATEMENT OF CASH FLOWS
                                   (UNAUDITED

                                                             NINE MONTHS ENDED
                                                                  May 31,
                                                        ------------------------
                                                            1998          1997
                                                        -------------  ---------
Cash Flows from Operating Activities:

     Net Loss                                            (163,518)     (165,948)
                                                        -------------  ---------

Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:                                  0
        Depreciation, Depletion, and Amortization        (189,078)       14,922
        Interest Expense - Affiliates                           0        68,726
        Reduction in Deferred Oil/Gas Income                    0             0
        Net (Gain) Loss on Sale of Assets                       0          (100)
        Change in Assets and Liabilities:
           (Increase) Decrease in Receivables             442,028           697
           (Increase) Decrease in Revenue Receivables     (86,362)            0
           (Increase) Decrease in Inventory               (15,548)            0
            Increase in Accounts Payable                  (31,960)         (977)
            Increase in Accrued Liabilities                20,016             0
            Increase in Deferred Cost                    (159,048)            0
            Decrease in Deferred Income Tax                     0             0
            Increase in Other Assets                      (18,406)        1,726
Total Adjustments                                         (38,358)       84,994
                                                        -------------  ---------

        Net Cash Used in Operating Activities            (201,876)      (80,954)
                                                        -------------  ---------

Cash Flows from Investing Activities:
        Investments - Double Eagle
        Management Services Inc.                           (6,655)            0
        Expenditures for Property and Equipment         1,264,923        (6,670)
Net Cash used in Investing Activities                   1,258,268        (6,670)
                                                        -------------  ---------

Cash Flows from Financing Activities:
     Increase in Borrowings from Affiliate                      0       102,531
     Principle Payments on Long-term Debt                (154,229)       (9,008)
     Borrowing on Debt                                          0             0
     Increase in Restructuring Oil City Petroleum        (932,786)            0
Equity

        Net Cash Provided by Financing Activities:     (1,087,015)       93,523
                                                        -------------  ---------

Net Increase (Decrease) in Cash                           (30,623)        5,899

Cash at Beginning of Year                                 147,272           311
                                                        -------------  ---------

Cash at End of Period                                     116,649         6,210

                        SEE NOTES TO FINANCIAL STATEMENTS
                                        6




                                                       OIL CITY PETROLEUM, INC.
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                     THREE MONTHS ENDED May 31, 1998 - YEAR ENDED AUGUST 31, 1997

                                                                Additional                                   Total
                                        Common     Stock          Paid-In       Retained      Treasury     Stockholders'
                                     --------------------------
                                                   Par Value      Capital       Earnings       Stock         Equity
                                     Shares

                                     -----------   ------------  -----------    -----------  ---------    ------------
Balance, August 31, 1994             14,912,492     $5,692,571   $1,567,243     (7,732,215)                  (472,401)
Net loss                                                                          (252,945)                  (252,945)
                                    ------------   ------------  ------------   -----------  ---------    ------------
Balance, August 31, 1995             14,912,492      5,692,571    1,567,243     (7,985,160)                  (725,346)

Net loss                                                                          (222,095)                  (222,095)
                                     ----------    ------------  -----------    ------------               -----------
Balance, August 31, 1996             14,912,492      5,692,571    1,567,243     (8,207,255)                  (947,441)

Issuance of common stock              1,605,806                   1,698,371                                 1,698,371

Surrender of common stock                                                                     8,285,998
Net loss                                                                          (597,584)                  (597,584)
                                     ----------    ------------  -----------    ------------  ---------    -----------
Balance, August 31, 1997             16,518,298     $5,692,571   $3,265,614     (8,804,838)   8,285,998       153,346
                                     ----------    ------------  -----------    ------------  ---------    -----------

Treasury Stock  8/31/97              (8,285,998)
Issuance of Common Stock             20,767,700     (5,663,571)   7,647,738        131,637                  2,115,804
Net Loss for 6 months ended                                                       (139,082)                  (139,082)
Balance, February 28, 1998           29,000,000         29,000   10,913,352     (8,812,284)                 2,130,068
                                    ------------   ------------  -----------    -------------  ---------  ------------
Issuance of Common Stock                300,000            300                                                    300
Stock exchange for Sale
  of properties & Equipment                                      (1,057,852)                     (14,318)  (1,072,170)
Net Loss for 3 Months ended                                                        (24,436)                   (24,436)
  Balance, May 31, 1998              29,300,000         29,300     9855,500     (8,836,720)      (14,318)   1,033,762
                                    ------------   ------------  -----------    ------------   ----------  -----------
Less Treasury Shares                (14,317,700)
                                    ------------
TOTAL OUTSTANDING                    14,982,300


                                                  SEE NOTES TO FINANCIAL STATEMENTS



Item 2.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                     GENERAL

 RESULT OF OPERATIONS

The following is a discussion of the results of operations of the Company for the three months ended May 31, 1998. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

Quarter ended May 31, 1998 compared to Quarter ended May 31, 1997. Revenues for the three months ending May 31, 1998 were $ 252,352 compared to $ 9,916 for the comparable quarter ended May 31, 1997 and reflects an increase in the operating revenue from the Company's oil and gas operations as a result of the acquisitions of (1) Double Eagle and the oil and gas properties acquired from
(2) Enserch Exploration, Inc.

Production operating expenses were $ 178,989 for the quarter ended May 31, 1998 compared to $ 4,974 for the quarter ended May 31, 1997 and reflects an increase due to the acquisition of Double Eagle Petroleum Corporation and the oil and gas properties acquired from Enserch Exploration, Inc.

General and administrative costs decreased to $ 12,242 for the three months ending May 31, 1998 from $ 26,482 for the same period a year earlier and primarily reflects an adjustment in G & A for start up cost related to the oil and gas acquisition the company completed. G & A should increase significantly as the Company continues to acquire additional properties and initiates a corporate public relations campaign. We are estimating that the Companys future G & A based on our current operations and management fee rembursement to be approximately $ 20,000 per month.

The Company had an after-tax net loss of $ 24,436 ($0.0008 per share) for the quarter ended May 31, 1998 compared to a net. loss of $ 58,169 ($0.039 per share) for the comparable quarter a year earlier. The decrease in the net loss in income is attributable primarily to an increase in the revenues as a result of the Double Eagle acquisition and is offset by an attendant increase in G & A. The Company expects to continue to experience losses during the periods of significant growth of the Company.

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

The Company's bank credit facility consists of a revolving credit facility under which the Company has available to it a revolving line of credit in the principal amount of $3,400,000 including the term loan discussed under Notes Payable above. The Company is required to make interest payments monthly with interest accruing at a varying rate based on the sum of the bank's prime lending rate ( 9.5 % at November 30, 1997 ). The revolving line of credit is secured by substantially all of the Company's oil and gas properties. At November 30, 1997 the outstanding balance under the Company's credit facilities with its Bank totaled $ 3,200,000.

At May 31, 1998 the Company had current assets of $ 1,981,028 and current liabilities of $ 3,145,964 which resulted in negative working capital of

$ 1,164,936 which is primarily comprised of senior bank debt and notes payable to shareholders and accounts payable. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of oil and gas, and the Company's ability to successfully acquire additional oil and natural gas properties at reasonable prices, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations or to otherwise curtail its activities.

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




Dated: April 5, 1999